Form 10-Q
period 2011-06-30
Mewbourne Energy Partners 10-A, L.P.
filed 2011-08-15
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2011

OR

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                         to

Commission File No. 000-54370

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Delaware	27-1903816
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code:	(903) 561-2900

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer	[	]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X	]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     Yes [   ]   No [X]

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED BALANCE SHEETS

June 30, 2011 and December 31, 2010)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$25,567,452	$51,109,051
Accounts receivable, affiliate	6,509,145	714,972

Total current assets	32,076,597	51,824,023

Oil and gas properties at cost, full-cost method
Producing assets—proved properties	47,522,450	8,026,993
Unproved properties (excluded from amortization)	7,210,788	7,758,962

Total capitalized cost	54,733,238	15,785,955
Less accumulated depreciation, depletion and amortization	(4,253,532)	(255,036)

Net capitalized cost	50,479,706	15,530,919

Total assets	$82,556,303	$67,354,942

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$11,585,016	$47,613

Total current liabilities	11,585,016	47,613

Asset retirement obligation	487,131	89,972

Partners’ capital
General partners	65,482,677	62,447,687
Limited partners	5,001,479	4,769,670

Total partners’ capital	70,484,156	67,217,357

Total liabilities and partners’ capital	$82,556,303	$67,354,942

The accompanying notes are an integral part of the financial statements

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended June 30, 2011

and the six months ended June 30, 2011

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Revenues and other income:
Oil sales	$7,060,635	$10,896,747
Gas sales	2,831,675	4,064,006
Interest income	5,554	15,203

Total revenues and other income	9,897,864	14,975,956

Expenses:
Lease operating expense	285,987	456,029
Production taxes	500,901	817,344
Administrative and general expense	196,294	229,859
Depreciation, depletion, and amortization	2,612,908	3,998,496
Asset retirement obligation accretion	4,459	7,429

Total expenses	3,600,549	5,509,157

Net income	$6,297,315	$9,466,799

Allocation of net income
General partners	$5,850,464	$8,795,045

Limited partners	$446,851	$671,754

Basic and diluted net income per partner interest
(14,600 interests outstanding)	$431.32	$648.41

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CASH FLOWS

For the six months ended June 30, 2011

(Unaudited)

Six Months Ended
June 30, 2011
Cash flows from operating activities:
Net income	$9,466,799
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	3,998,496
Asset retirement obligation accretion	7,429
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(5,794,173)
Accounts payable, affiliate	11,537,403

Net cash provided by operating activities	19,215,954

Cash flows from investing activities:
Purchase and development of oil and gas properties	(38,557,553)

Net cash used in investing activities	(38,557,553)

Cash flows from financing activities:
Cash distributions to partners	(6,200,000)

Net cash used in financing activities	(6,200,000)

Net decrease in cash and cash equivalents	(25,541,599)

Cash and cash equivalents, beginning of period	51,109,051

Cash and cash equivalents, end of period	$25,567,452

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$389,730

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2011

(Unaudited)

	General Partners	Limited Partners	Total
Balance at December 31, 2010	$62,447,687	$4,769,670	$67,217,357

Cash distributions	(5,760,055)	(439,945)	(6,200,000)

Net income	8,795,045	671,754	9,466,799

Balance at June 30, 2011	$65,482,677	$5,001,479	$70,484,156

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Description of Business

Mewbourne Energy Partners 10-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 9, 2010. The offering of limited and general partner interests began May 1, 2010 as a part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and concluded August 2, 2010, with total investor contributions of $73,000,000 originally being sold to accredited investors of which $67,820,000 were sold to accredited investors as general partner interests and $5,180,000 were sold to accredited investors as limited partner interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

2.	Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10 for 2010, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year.

3.	Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2011 approximately $7.2 million of development in progress capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was no cost ceiling write-down for the three or six months ended June 30, 2011 or 2010.

4.	Asset Retirement Obligations

The Partnership has recognized an estimated liability for future plugging and abandonment costs. The estimated liability is based on historical experience and estimated well life. The liability is discounted using the credit-adjusted risk-free rate. Revisions to the liability could occur due to changes in well ownership interests or well plugging and abandonment costs, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2011 and the period from February 9, 2010 (date of inception) through December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
Balance, beginning of period	$89,972	$—
Liabilities incurred	389,730	89,657
Liabilities reduced due to revisions	—	—
Accretion expense	7,429	315

Balance, end of period	$487,131	$89,972

5.	Related Party Transactions

In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to owners of the well for which the costs were incurred. The Partnership will receive their portion of these costs based upon their ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and gas industry. Operator charges include recovery of gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Services and operator charges are billed in accordance with the program and partnership agreements.

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial three years of the Partnership will pay to MD a management fee in the amount equal to .75% of the subscriptions by the investor partners to the Partnership. The Partnership will include the management fee as part of the full cost pool pursuant to 4-10(c)(2) of Regulation S-X.

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	75%	25%
All other revenues	75%	25%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Reporting and legal expenses	100%	0%
Operating costs, general and administrative expenses (except for reporting and legal expenses) and all other costs	75%	25%

(1)

Pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 15% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 15% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 15%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 10-A, L.P. (“the Partnership”) was formed February 9, 2010. The offering of limited and general partnership interests began May 1, 2010 and concluded August 2, 2010, with total investor contributions of $73,000,000.

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At June 30, 2011, the Registrant owned working interests in sixty-seven producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $20,491,581 at June 30, 2011.

During the six months ended June 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $6,200,000. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

The sale of crude oil and natural gas produced by the Partnership will be affected by a number of factors that are beyond the Partnership’s control. These factors include the price of crude oil and natural gas, the fluctuating supply of and demand for these products, competitive fuels, refining, transportation, extensive federal and state regulations governing the production and sale of crude oil and natural gas, and other competitive conditions. It is impossible to predict with any certainty the future effect of these factors on the Partnership.

Results of Operations

Revenues and other income for the three month period ended June 30, 2011 totaled $9,897,864 and consisted of oil and gas sales of $9,892,310 and interest income of $5,554.

Production volumes for the three month period ended June 30, 2011 were approximately 71,716 bbls of oil and 435,724 mcf of gas at corresponding average realized prices of $98.45 per bbl of oil and $6.50 per mcf of gas.

Expenses for the three month period ended June 30, 2011 totaled $3,600,549, consisting of lease operating expenses in the amount of $285,987, production taxes of $500,901, depreciation, depletion, and amortization of $2,612,908, administrative and general expenses of $196,294 and asset retirement obligation accretion of $4,459. This resulted in net income for the three month period ended June 30, 2011 of $6,297,315.

Revenues and other income for the six month period ended June 30, 2011 totaled $14,975,956, and consisted of oil and gas sales of $14,960,753 and interest income of $15,203.

Production volumes for the six month period ended June 30, 2011 were approximately 113,985 bbls of oil and 624,212 mcf of gas at corresponding average realized prices of $95.60 per bbl of oil and $6.51 per mcf of gas.

Expenses for the six month period ended June 30, 2011 totaled $5,509,157, consisting of lease operating expenses in the amount of $456,029, production taxes of $817,344, depreciation, depletion, and amortization of $3,998,496, administrative and general expenses of $229,859, and asset retirement obligation accretion of $7,429. This resulted in net income for the six month period ended June 30, 2011 of $9,466,799.

The Partnership’s oil and gas production should increase during the remainder of 2011 as additional wells are completed and oil and gas production is sold. Interest income should decrease in 2011 as available cash is utilized for drilling and equipping of wells.

The Partnership’s operations did not commence until after June 30, 2010. Therefore, no corresponding activities occurred during the period from February 9, 2010 (date of inception) through June 30, 2010.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

1.	Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 20% of the total capital contributions to the Partnership without investor approval. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

2.	Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2011, a 10% change in the price received for natural gas production would have had an approximate $406,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.   Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended June 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.   Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner
Date: August 15, 2011
	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101

The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.