Form 10-Q
period 2011-09-30
Mewbourne Energy Partners 10-A, L.P.
filed 2011-11-14
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 000-54370

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Delaware	27-1903816
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway,
Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant’s Telephone Number, including area code: (903) 561-2900

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED BALANCE SHEETS

September 30, 2011 and December 31, 2010

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

Cash and cash equivalents	$5,728,112	$51,109,051
Accounts receivable, affiliate	8,392,731	714,972

Total current assets	14,120,843	51,824,023

Oil and gas properties at cost, full-cost method
Producing assets - proved properties	67,741,151	8,026,993
Unproved properties (excluded from amortization)	1,640,170	7,758,962

Total capitalized cost	69,381,321	15,785,955
Less accumulated depreciation, depletion and amortization	(8,369,345)	(255,036)

Net oil and gas properties at cost, full-cost method	61,011,976	15,530,919

Total assets	$75,132,819	$67,354,942

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$5,673,218	$47,613

Total current liabilities	5,673,218	47,613

Asset retirement obligation	672,999	89,972

Partners’ capital
General partners	63,905,580	62,447,687
Limited partners	4,881,022	4,769,670

Total partners’ capital	68,786,602	67,217,357

Total liabilities and partners’ capital	$75,132,819	$67,354,942

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

For the three months ended September 30, 2011 and

the nine months ended September 30, 2011

(Unaudited)

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Revenues and other income:
Oil sales	$8,941,499	$19,838,246
Gas sales	4,488,510	8,552,516
Interest income	1,811	17,014

Total revenues and other income	13,431,820	28,407,776

Expenses:
Lease operating expense	450,848	906,877
Production taxes	923,928	1,741,272
Administrative and general expense	382,768	612,627
Depreciation, depletion, and amortization	4,115,813	8,114,309
Asset retirement obligation accretion	6,017	13,446

Total expenses	5,879,374	11,388,531

Net income	$7,552,446	$17,019,245

Allocation of net income
General partners	$7,016,533	$15,811,578

Limited partners	$535,913	$1,207,667

Basic and diluted net income per partner interest (14,600 interests outstanding)	$517.29	$1,165.70

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2011

(Unaudited)

Nine Months Ended
September 30,
2011
Cash flows from operating activities:
Net income	$17,019,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	8,114,309
Asset retirement obligation accretion	13,446
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(7,677,759)
Accounts payable, affiliate	5,625,605

Net cash provided by operating activities	23,094,846

Cash flows from investing activities:
Purchase and development of oil and gas properties	(53,025,785)

Net cash used in investing activities	(53,025,785)

Cash flows from financing activities:
Cash distributions to partners	(15,450,000)

Net cash used in financing activities	(15,450,000)

Net decrease in cash and cash equivalents	(45,380,939)
Cash and cash equivalents, beginning of period	51,109,051

Cash and cash equivalents, end of period	$5,728,112

Supplemental Cash Flow Information:
Non-cash changes to oil & gas properties related to asset retirement obligation liabilities	$569,581

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the nine months ended September 30, 2011

(Unaudited)

	General	Limited
	Partners	Partners	Total
Balance at December 31, 2010	$62,447,687	$4,769,670	$67,217,357
Cash distributions	(14,353,685)	(1,096,315)	(15,450,000)
Net income	15,811,578	1,207,667	17,019,245

Balance at September 30, 2011	$63,905,580	$4,881,022	$68,786,602

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2011 approximately $1.6 million of development in progress capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three or nine months ended September 30, 2011 or 2010.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2011 and the period from February 9, 2010 (date of inception) through December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Balance, beginning of period	$89,972	$—
Liabilities incurred	569,581	89,657
Liabilities reduced due to revisions	—
Accretion expense	13,446	315

Balance, end of period	$672,999	$89,972

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

In general, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus ..25% of the capital contributions of limited and general partners.

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At September 30, 2011, the Registrant owned working interests in ninety-three producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $8,447,625 at September 30, 2011.

During the nine months ended September 30, 2011, the Partnership made cash distributions to the investor partners in the amount of $15,450,000. The Partnership expects that cash distributions will continue during 2011 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

Revenues and other income for the three month period ended September 30, 2011 totaled $13,431,820 and consisted of oil and gas sales of $ 13,430,009 and interest income of $1,811.

Production volumes for the three month period ended September 30, 2011 were approximately 107,784 barrels (bbls) of oil and 627,977 thousand cubic feet (mcf) of gas at corresponding average realized prices of $82.96 per bbl of oil and $7.15 per mcf of gas.

Expenses for the three month period ended September 30, 2011 totaled $5,879,374, consisting of lease operating expenses in the amount of $450,848, production taxes of $923,928, depreciation, depletion, and amortization of $4,115,813, administrative and general expenses of $382,768 and asset retirement obligation accretion of $6,017. This resulted in net income for the three month period ended September 30, 2011 of $7,552,446.

Revenues and other income for the nine month period ended September 30, 2011 totaled $28,407,776, and consisted of oil and gas sales of $28,390,762 and interest income of $17,014.

Production volumes for the nine month period ended September 30, 2011 were approximately 221,769 bbls of oil and 1,252,189 mcf of gas at corresponding average realized prices of $89.45 per bbl of oil and $6.83 per mcf of gas.

Expenses for the nine month period ended September 30, 2011 totaled $11,388,531, consisting of lease operating expenses in the amount of $906,877, production taxes of $1,741,272, depreciation, depletion, and amortization of $8,114,309, administrative and general expenses of $612,627, and asset retirement obligation accretion of $13,446. This resulted in net income for the nine month period ended September 30, 2011 of $17,019,245.

The Partnership’s operations did not commence until after September 30, 2010. Therefore, no corresponding activities occurred during the period from February 9, 2010 (date of inception) through September 30, 2010.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2011, a 10% change in the price received for oil and gas production would have had an approximate $2,839,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.  Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2010 annual report on internal control over financial reporting, and for the quarter ended September 30, 2011, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II—Other Information

Item 1.  Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2011

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.