Form 10-Q
period 2012-03-31
Mewbourne Energy Partners 10-A, L.P.
filed 2012-05-15
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 000-54370

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Delaware	27-1903816
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	( Zip code)

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

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I – Financial Information

Item  1. Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash	$3,269,559	$3,088,905
Accounts receivable, affiliate	4,363,750	6,674,611

Total current assets	7,633,309	9,763,516

Oil and gas properties at cost, full-cost method	68,017,570	67,436,645
Less accumulated depreciation, depletion,amortization and impairment	(13,532,979)	(11,331,072)

	54,484,591	56,105,573

Total assets	$62,117,900	$65,869,089

LIABILITIES AND PARTNERS’ CAPITAL
Accounts payable, affiliate	$664,814	$347,971

Total current liabilities	664,814	347,971

Asset retirement obligation	705,654	694,291

Partners’ capital
General partners	—	60,226,787
Limited partners	60,747,432	4,600,040

Total partners’ capital	60,747,432	64,826,827

Total liabilities and partners’ capital	$62,117,900	$65,869,089

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Revenues and other income:
Oil sales	$5,023,526	$3,836,112
Gas sales	2,081,125	1,232,331
Interest income	216	9,649

Total revenues and other income	7,104,867	5,078,092

Expenses:
Lease operating expense	460,184	170,042
Production taxes	386,923	316,443
Administrative and general expense	377,886	33,565
Depreciation, depletion, and amortization	2,201,907	1,385,588
Asset retirement obligation accretion	7,361	2,970

Total expenses	3,434,261	1,908,608

Net income	$3,670,606	$3,169,484

Allocation of net income:
General partners	$—	$2,944,581

Limited partners	$3,670,606	$224,903

Basic and diluted net income per partner interest
(14,600 interests outstanding)	$251.41	$217.09

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$3,670,606	$3,169,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	2,201,907	1,385,588
Asset retirement obligation accretion	7,361	2,970
Changes in operating assets and liabilities:
Accounts receivable, affiliate	2,310,861	(3,291,724)
Accounts payable, affiliate	316,843	9,364,420

Net cash provided by operating activities	8,507,578	10,630,738

Cash flows from investing activities:
Purchase and development of oil and gas properties	(576,923)	(15,366,126)

Net cash used in investing activities	(576,923)	(15,366,126)

Cash flows from financing activities:
Cash distributions to partners	(7,750,001)	(1,300,000)

Net cash used in financing activities	(7,750,001)	(1,300,000)

Net increase (decrease) in cash	180,654	(6,035,388)

Cash, beginning of period	3,088,905	51,109,051

Cash, end of period	$3,269,559	$45,073,663

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to asset retirement obligation liabilities	$4,002	$219,016

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2012

(Unaudited)

	General Partners	Limited Partners	Total Partners’ Capital
Balance at December 31, 2011	$60,226,787	$4,600,040	$64,826,827

Conversion of general partner interests to limited partner interests	(60,226,787)	60,226,787	—

Cash distributions	—	(7,750,001)	(7,750,001)
Net income	—	3,670,606	3,670,606

Balance at December 31, 2012	$—	$60,747,432	$60,747,432

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business

Mewbourne Energy Partners 10-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 9, 2010. The offering of limited and general partner interests began May 1, 2010 as a part of a private placement pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder, and concluded August 2, 2010, with total investor contributions of $73,000,000 originally being sold to accredited investors of which $67,820,000 were sold to accredited investors as general partner interests and $5,180,000 were sold to accredited investors as limited partner interests. During the first quarter of 2012, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership.

2. Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2011, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2012 all capitalized costs were subject to amortization, while at March 31, 2011 approximately $3.9 million of development in progress capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were no cost ceiling write-downs for the three months ended March 31, 2012 or 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
Balance, beginning of period	$694,291	$89,972
Liabilities incurred	4,002	584,675
Accretion expense	7,361	19,644

Balance, end of period	$705,654	$694,291

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

In accordance with the Partnership agreement, during any particular calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus .25% of the capital contributions of limited and general partners.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 10-A, L.P. (“the Partnership”) was formed February 9, 2010. The offering of limited and general partnership interests began May 1, 2010 and concluded August 2, 2010, with total investor contributions of $73,000,000. During 2012, all general partner equity interests were converted to limited partner equity interests.

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells. At March 31, 2012, the Registrant owned working interests in 97 producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $6,968,495 at March 31, 2012.

During the three months ended March 31, 2012, the Partnership made cash distributions to the investor partners in the amount of $7,750,001 as compared to $1,300,000 for the three months ended March 31, 2011. The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011:

	Three Months Ended March 31,
	2012	2011
Oil sales	$5,023,526	$3,836,112
Barrels produced	50,884	42,269
Average price/bbl	$98.73	$90.75

Gas sales	$2,081,125	$1,232,331
Mcf produced	388,637	188,488
Average price/mcf	$5.35	$6.54

Oil and gas revenues. As shown in the above table, total oil and gas sales rose by $2,036,208, a 40.2% increase, for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Of this increase, $850,516 and $1,071,784 were due to increases in the volumes of oil and gas sold, respectively. Volumes rose by 8,615 barrels (bbls) and 200,149 thousand cubic feet (mcf) due to an increase in the number of producing wells.

Also contributing to the increased revenue was $336,898 due to a rise in the average price of oil sold to $98.73 for the three months ended March 31, 2012 from $90.75 for the three months ended March 31, 2011.

Those increases were partially offset by a decrease of $222,990 due to a decline in the average price of gas sold to $5.35 from $6.54 per mcf for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Lease operations. Lease operating expense during the three month period ended March 31, 2012 increased to $460,184 from $170,042 for the three month period ended March 31, 2011 due to an increase in the number of wells in production.

Production taxes. Production taxes during the three month period ended March 31, 2012 increased to $386,923 from $316,443 for the three month period ended March 31, 2011 due to higher overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended March 31, 2012 increased to $377,886 from $33,565 for the three month period ended March 31, 2011 due to increased administrative expenses allocable to the Partnership and higher general expenses for reporting costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended March 31, 2012 increased to $2,201,907 from $1,385,588 for the three month period ended March 31, 2011 due to the increased production volumes for the three month period ended March 31, 2012.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2012, a 10% change in the price received for oil and gas production would have had an approximate $710,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended March 31, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 15, 2012

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.