Form 10-Q
period 2012-06-30
Mewbourne Energy Partners 10-A, L.P.
filed 2012-08-14
CIK 1491262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________________ to ___________________

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
Yes ☒ No☐

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
Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
Do not check if smaller reporting company

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2012 and 2011
and the six months months ended June 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$1,898,520	$3,088,905
Accounts receivable, affiliate	3,025,418	6,674,611
Prepaid state taxes	2,500	-
Total current assets	4,926,438	9,763,516

Oil and gas properties at cost, full-cost method	68,365,910	67,436,645
Less accumulated depreciation, depletion,
amortization and impairment	(17,071,125)	(11,331,072)
	51,294,785	56,105,573

Total assets	$56,221,223	$65,869,089

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$377,721	$347,971
Total current liabilities	377,721	347,971

Asset retirement obligation	706,557	694,291

Partners' capital
General partners	-	60,226,787
Limited partners	55,136,945	4,600,040
Total partners' capital	55,136,945	64,826,827

Total liabilities and partners' capital	$56,221,223	$65,869,089

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$3,387,960	$7,060,635	$8,411,486	$10,896,747
Gas sales	1,280,957	2,831,675	3,362,082	4,064,006
Interest income	142	5,554	358	15,203
Total revenues and other income	4,669,059	9,897,864	11,773,926	14,975,956

Expenses:
Lease operating expense	332,830	285,987	793,014	456,029
Production taxes	131,384	500,901	518,307	817,344
Administrative and general expense	269,961	196,294	647,847	229,859
Depreciation, depletion, and amortization	1,783,323	2,612,908	3,985,230	3,998,496
Cost ceiling write-down	1,754,823	-	1,754,823	-
Asset retirement obligation accretion	7,225	4,459	14,586	7,429
Total expenses	4,279,546	3,600,549	7,713,807	5,509,157

Net income	$389,513	$6,297,315	$4,060,119	$9,466,799
Allocation of net income:
General partners	$-	$5,850,464	$-	$8,795,045

Limited partners	$389,513	$446,851	$4,060,119	$671,754

Basic and diluted net income per
partner interest
(14,600 interests outstanding)	$26.68	$431.32	$278.09	$648.41

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the
	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,060,119	$9,466,799
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	3,985,230	3,998,496
Cost ceiling write-down	1,754,823	-
Asset retirement obligation accretion	14,586	7,429
Changes in operating assets and liabilities:
Accounts receivable, affiliate	3,649,193	(5,794,173)
Prepaid state taxes	(2,500)	-
Accounts payable, affiliate	29,750	11,537,403
Net cash provided by operating activities	13,491,201	19,215,954

Cash flows from investing activities:
Purchase and development of oil and gas properties	(931,585)	(38,557,553)
Net cash used in investing activities	(931,585)	(38,557,553)

Cash flows from financing activities:
Cash distributions to partners	(13,750,001)	(6,200,000)
Net cash used in financing activities	(13,750,001)	(6,200,000)

Net decrease in cash	(1,190,385)	(25,541,599)
Cash and cash equivalents, beginning of period	3,088,905	51,109,051

Cash and cash equivalents, end of period	$1,898,520	$25,567,452

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(2,320)	$389,730

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2012
(Unaudited)
			Total
	General	Limited	Partners'
	Partners	Partners	Capital

Balance at December 31, 2011	$60,226,787	$4,600,040	$64,826,827

Conversion of general partner
interests to limited partner interests	(60,226,787)	60,226,787	-

Cash distributions	-	(13,750,001)	(13,750,001)
Net income	-	4,060,119	4,060,119

Balance at June 30, 2012	$-	$55,136,945	$55,136,945

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2012 all capitalized costs were subject to amortization, while at June 30, 2011 approximately $7.2 million of development in progress capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down at June 30, 2012 of $1,754,823 due to decreased oil and gas prices. There was no cost ceiling write-down during the six months ended June 30, 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2012 and the year ended December 31, 2011 is as follows:

	June 30,	December 31,
	2012	2011
Balance, beginning of period	$694,291	$89,972
Liabilities incurred	4,002	584,675
Liabilities reduced due to revisions	(6,322)	-
Accretion expense	14,586	19,644
Balance, end of period	$706,557	$694,291

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells.  At June 30, 2012, the Registrant owned working interests in 97 producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $4,548,717 at June 30, 2012.

During the six months ended June 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $13,750,001 as compared to $6,200,000 for the six months ended June 30, 2011. The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011:

	Three Months Ended June 30,
	2012	2011
Oil sales	$3,387,960	$7,060,635
Barrels produced	38,632	71,716
Average price/bbl	$87.70	$98.45

Gas sales	$1,280,957	$2,831,675
Mcf produced	321,128	435,724
Average price/mcf	$3.99	$6.50

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $5,223,393, a 52.8% decrease, for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Of this decline, revenues decreased by $2,901,410 and $457,115 from the declines in the volumes of oil and gas sold, respectively. Volumes fell by 33,084 barrels (bbls) and 114,596 thousand cubic feet (mcf) for the three months ended June 30, 2012 as compared to the three months ending June 30, 2011. The decreases in the volumes sold were primarily due to normal declines in production, which in some wells were substantial.

In addition, $771,265 and $1,093,603 were due to decreases in the average prices of oil and gas sold, respectively. The average prices fell to $87.70 from $98.45 per bbl and to $3.99 from $6.50 per mcf for the three months ending June 30, 2012 as compared to the three months ending June 30, 2011.

Lease operations.  Lease operating expense during the three month period ended June 30, 2012 rose to $332,830 from $285,987 for the three month period ended June 30, 2011 due to more well repairs and workovers.

Production taxes.  Production taxes during the three month period ended June 30, 2012 decreased to $131,384 from $500,901 for the three month period ended June 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the three month period ended June 30, 2012 increased to $269,961 from $196,294 for the three month period ended June 30, 2011 due to increased administrative expenses allocable to the Partnership and higher general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2012 decreased to $1,783,323 from $2,612,908 for the three month period ended June 30, 2011 due to the decreased production volumes for the three month period ended June 30, 2012.

Cost ceiling write-down.  There was a cost ceiling write-down of $1,754,823 at June 30, 2012 due to lower oil and gas prices. There was no cost ceiling write-down at June 30, 2011.

Results of Operations

For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011:

	Six Months Months Ended June 30,
	2012	2011
Oil sales	$8,411,486	$10,896,747
Barrels produced	89,516	113,985
Average price/bbl	$93.97	$95.60

Gas sales	$3,362,082	$4,064,006
Mcf produced	709,765	624,212
Average price/mcf	$4.74	$6.51

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $3,187,185, a 21.3% decrease, for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Of this decrease, $2,299,261 was due to a decline in the volume of oil sold by 24,469 barrels (bbls). This decrease was due to normal declines in production, which in some wells were substantial.

Also contributing to the decreased revenue were $186,000 and $1,107,180 due to declines in the average prices of oil and gas sold, respectively. Average prices fell to $93.97 from $95.60 per bbl and to $4.74 from $6.51 per thousand cubic feet (mcf) for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Those decreases were partially offset by an increase of $405,256 due to an increase in the volume of gas sold by 85,553 mcf in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Lease operations.  Lease operating expense during the six month period ended June 30, 2012 increased to $793,014 from $456,029 for the six month period ended June 30, 2011 due to more workovers and repairs.

Production taxes.  Production taxes during the six month period ended June 30, 2012 decreased to $518,307 from $817,344 for the six month period ended June 30, 2011 due to lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the six month period ended June 30, 2012 increased to $647,847 from $229,859 for the six month period ended June 30, 2011 due to increased administrative expenses allocable to the Partnership and higher general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2012 decreased to $3,985,230 from $3,998,496 for the six month period ended June 30, 2011 due to the decreased oil production volumes for the six month period ended June 30, 2012.

Cost ceiling write-down.  There was a cost ceiling write-down of $1,754,823 at June 30, 2012 due to lower oil and gas prices. There was no cost ceiling write-down at June 30, 2011.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $1,177,000 impact on revenue.

 3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended June 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Item 6.	Exhibits and Reports on Form 8-K

	(a)	Exhibits filed herewith

		31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

		32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

		32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

	(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2012	By:	/s/Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.