Form 10-Q
period 2012-09-30
Mewbourne Energy Partners 10-A, L.P.
filed 2012-11-14
CIK 1491262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2012 (Unaudited) and December 31, 2011	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2012 and 2011
and the nine months months ended September 30, 2012 and 2011	4

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2012 and 2011	5

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Cash and cash equivalents	$789,496	$3,088,905
Accounts receivable, affiliate	2,721,829	6,674,611
Prepaid state taxes	5,000	—
Total current assets	3,516,325	9,763,516

Oil and gas properties at cost, full-cost method	68,509,624	67,436,645
Less accumulated depreciation, depletion,
amortization and impairment	(22,914,620)	(11,331,072)
	45,595,004	56,105,573

Total assets	$49,111,329	$65,869,089

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$324,814	$347,971
Total current liabilities	324,814	347,971

Asset retirement obligation	723,230	694,291

Partners' capital
General partners	—	60,226,787
Limited partners	48,063,285	4,600,040
Total partners' capital	48,063,285	64,826,827

Total liabilities and partners' capital	$49,111,329	$65,869,089

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues and other income:
Oil sales	$2,714,481	$8,941,499	$11,125,967	$19,838,246
Gas sales	1,163,831	4,488,510	4,525,913	8,552,516
Interest income	7	1,811	365	17,014
Total revenues and other income	3,878,319	13,431,820	15,652,245	28,407,776

Expenses:
Lease operating expense	350,579	450,848	1,143,593	906,877
Production taxes	105,902	923,928	624,209	1,741,272
Administrative and general expense	44,689	382,768	692,536	612,627
Depreciation, depletion, and amortization	1,488,655	4,115,813	5,473,885	8,114,309
Cost ceiling write-down	4,354,840	—	6,109,663	—
Asset retirement obligation accretion	7,314	6,017	21,900	13,446
Total expenses	6,351,979	5,879,374	14,065,786	11,388,531

Net income (loss)	$(2,473,660)	$7,552,446	$1,586,459	$17,019,245
Allocation of net income (loss):
General partners	$—	$7,016,533	$—	$15,811,578
Limited partners	$(2,473,660)	$535,913	$1,586,459	$1,207,667

Basic and diluted net income (loss) per
partner interest
(14,600 interests outstanding)	$(169.43)	$517.29	$108.66	$1,165.70

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the
	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$1,586,459	$17,019,245
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	5,473,885	8,114,309
Cost ceiling write-down	6,109,663	-
Asset retirement obligation accretion	21,900	13,446
Changes in operating assets and liabilities:
Accounts receivable, affiliate	3,952,782	(7,677,759)
Prepaid state taxes	(5,000)	—
Accounts payable, affiliate	(23,157)	5,625,605
Net cash provided by operating activities	17,116,532	23,094,846

Cash flows from investing activities:
Purchase and development of oil and gas properties	(1,065,940)	(53,025,785)
Net cash used in investing activities	(1,065,940)	(53,025,785)

Cash flows from financing activities:
Cash distributions to partners	(18,350,001)	(15,450,000)
Net cash used in financing activities	(18,350,001)	(15,450,000)

Net decrease in cash	(2,299,409)	(45,380,939)
Cash and cash equivalents, beginning of period	3,088,905	51,109,051

Cash and cash equivalents, end of period	$789,496	$5,728,112

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$7,039	$569,581

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2012
(Unaudited)

			Total
	General	Limited	Partners'
	Partners	Partners	Capital

Balance at December 31, 2011	$60,226,787	$4,600,040	$64,826,827

Conversion of general partner
interests to limited partner interests	(60,226,787)	60,226,787	—

Cash distributions	—	(18,350,001)	(18,350,001)
Net income	—	1,586,459	1,586,459

Balance at September 30, 2012	$—	$48,063,285	$48,063,285

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2012 all capitalized costs were subject to amortization, while at September 30, 2011 approximately $1.6 million of development in progress capitalized costs were excluded from amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were cost ceiling write-downs at June 30, 2012 of $1,754,823 and at September 30, 2012 of $4,354,840 for a total of $6,109,663 during 2012. These were due to decreased gas prices. There were no cost ceiling write-downs during the nine months ended September 30, 2011.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2012 and the year ended December 31, 2011 is as follows:

	September 30,	December 31,
	2012	2011
Balance, beginning of period	$694,291	$89,972
Liabilities incurred	16,169	584,675
Liabilities reduced due to revisions	(9,130)	—
Accretion expense	21,900	19,644
Balance, end of period	$723,230	$694,291

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells.  At September 30, 2012, the Registrant owned working interests in 98 producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $3,191,511 at September 30, 2012.

During the nine months ended September 30, 2012, the Partnership made cash distributions to the investor partners in the amount of $18,350,001 as compared to $15,450,000 for the nine months ended September 30, 2011. The Partnership expects that cash distributions will continue during 2012 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011:

	Three Months Ended September 30,
	2012	2011
Oil sales	$2,714,481	$8,941,499
Barrels produced	30,704	107,784
Average price/bbl	$88.41	$82.96

Gas sales	$1,163,831	$4,488,510
Mcf produced	285,972	627,977
Average price/mcf	$4.07	$7.15

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $9,551,697, a 71.1% decrease, for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Of this decline, $6,814,493 and $1,391,871 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 77,080 barrels (bbls) and 342,005 thousand cubic feet (mcf) for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Also contributing to the decrease in revenue was $1,932,808 due to a decrease in the average price of gas sold. The average price fell to $4.07 from $7.15 per mcf for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

These declines were partially offset by $587,475 due to an increase in the average price of oil sold. The average price rose to $88.41 from $82.96 per bbl for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Lease operations.  Lease operating expense during the three month period ended September 30, 2012 fell to $350,579 from $450,848 for the three month period ended September 30, 2011 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the three month period ended September 30, 2012 decreased to $105,902 from $923,928 for the three month period ended September 30, 2011 due to lower overall oil and gas revenue and production tax credits.

Administrative and general expense.  Administrative and general expense for the three month period ended September 30, 2012 decreased to $44,689 from $382,768 for the three month period ended September 30, 2011 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended September 30, 2012 decreased to $1,488,655 from $4,115,813 for the three month period ended September 30, 2011 due to the decreased production volumes for the three month period ended September 30, 2012.

Cost ceiling write-down.  There was a cost ceiling write-down of $4,354,840 at September 30, 2012 due to lower oil and gas prices. There was no cost ceiling write-down for the three months ended September 30, 2011.

Results of Operations

For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011:

	Nine Months Ended September 30,
	2012	2011
Oil sales	$11,125,967	$19,838,246
Barrels produced	120,220	221,769
Average price/bbl	$92.55	$89.45

Gas sales	$4,525,913	$8,552,516
Mcf produced	995,737	1,252,189
Average price/mcf	$4.55	$6.83

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $12,738,882, a 44.9% decrease, for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Of this decline, $9,398,027 and $1,165,649 were due to decreases in the volumes of oil and gas sold, respectively. The volumes sold decreased by 101,549 barrels (bbls) and 256,452 thousand cubic feet (mcf) for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decreases in volumes of oil and gas sold were primarily due to normal declines in production, which in some wells were substantial.

Also contributing to the decrease in revenue was $2,860,954 due to a decrease in the average price of gas sold. The average price fell to $4.55 from $6.83 per mcf for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

These declines were partially offset by $685,748 due to an increase in the average price of oil sold. The average price rose to $92.55 from $89.45 per bbl for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Lease operations.  Lease operating expense during the nine month period ended September 30, 2012 increased to $1,143,593 from $906,877 for the nine month period ended September 30, 2011 due to more workovers and repairs.

Production taxes.  Production taxes during the nine month period ended September 30, 2012 decreased to $624,209 from $1,741,272 for the nine month period ended September 30, 2011 due to lower overall oil and gas revenue and production tax credits.

Administrative and general expense.  Administrative and general expense for the nine month period ended September 30, 2012 increased to $692,536 from $612,627 for the nine month period ended September 30, 2011 due to increased administrative expenses allocable to the Partnership and higher general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the nine month period ended September 30, 2012 decreased to $5,473,885 from $8,114,309 for the nine month period ended September 30, 2011 due to the decreased production volumes for the nine month period ended September 30, 2012.

Cost ceiling write-down.  There were cost ceiling write-downs at June 30, 2012 of $1,754,823 and at September 30, 2012 of $4,354,840 for a total of $6,109,663 during 2012. These were due to decreased gas prices. There were no cost ceiling write-downs during the nine month period ended September 30, 2011.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2012, a 10% change in the price received for oil and gas production would have had an approximate $1,565,000 impact on revenue.

 3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2011 annual report on internal control over financial reporting, and for the quarter ended September 30, 2012, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

31.1           Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2           Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1           Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2           Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)           Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2012	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.