Form 10-Q
period 2013-03-31
Mewbourne Energy Partners 10-A, L.P.
filed 2013-05-15
CIK 1491262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
March 31, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended March 31, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the three months ended March 31, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the three months ended March 31, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	11

Item 4. Disclosure Controls and Procedures	11

Part II - Other Information

Item 1. Legal Proceedings	12

Item 6. Exhibits and Reports on Form 8-K	12

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$115,398	$594
Accounts receivable, affiliate	1,830,667	2,187,316
Prepaid state taxes	10,000	7,500
Total current assets	1,956,065	2,195,410

Oil and gas properties at cost, full-cost method	68,792,801	68,632,760
Less accumulated depreciation, depletion,
amortization and impairment	(30,645,598)	(28,768,268)
	38,147,203	39,864,492

Total assets	$40,103,268	$42,059,902

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$541,214	$329,395
Total current liabilities	541,214	329,395

Asset retirement obligation	733,209	730,604

Partners' capital	38,828,845	40,999,903

Total liabilities and partners' capital	$40,103,268	$42,059,902

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	For the
	Three Months Ended
	March 31,
	2013	2012
Revenues and other income:
Oil sales	$1,744,809	$5,023,526
Gas sales	1,225,077	2,081,125
Interest income	—	216
Total revenues and other income	2,969,886	7,104,867

Expenses:
Lease operating expense	353,373	460,184
Production taxes	22,913	386,923
Administrative and general expense	137,897	377,886
Depreciation, depletion, and amortization	913,975	2,201,907
Cost ceiling write-down	963,355	—
Asset retirement obligation accretion	7,656	7,361
Total expenses	2,399,169	3,434,261

Net income	$570,717	$3,670,606

Basic and diluted net income per
partner interest
(14,600 interests outstanding)	$39.09	$251.41

The accompanying notes are an integral part of the financial statements.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the three months ended March 31, 2013
(Unaudited)

Total

Balance at December 31, 2012	$40,999,903

Cash distributions	(2,741,775)

Net income	570,717

Balance at March 31, 2013	$38,828,845

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$570,717	$3,670,606
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	913,975	2,201,907
Cost ceiling write-down	963,355	—
Asset retirement obligation accretion	7,656	7,361
Changes in operating assets and liabilities:
Accounts receivable, affiliate	356,649	2,310,861
Prepaid state taxes	(2,500)	—
Accounts payable, affiliate	211,819	316,843
Net cash provided by operating activities	3,021,671	8,507,578

Cash flows from investing activities:
Purchase and development of oil and gas properties	(165,092)	(576,923)
Net cash used in investing activities	(165,092)	(576,923)

Cash flows from financing activities:
Cash distributions to partners	(2,741,775)	(7,750,001)
Net cash used in financing activities	(2,741,775)	(7,750,001)

Net increase in cash and cash equivalents	114,804	180,654
Cash and cash equivalents, beginning of period	594	3,088,905

Cash and cash equivalents, end of period	$115,398	$3,269,559

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(5,051)	$4,002

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

2.           Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2012, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements.  These policies are also followed in preparing the quarterly report included herein.

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2013 and 2012 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There was a cost ceiling write-down at March 31, 2013 of $963,355. There was no cost ceiling write-down at March 31, 2012.

4.           Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (ARO) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2013 and the year ended December 31, 2012 is as follows:

	March 31,	December 31,
	2013	2012
Balance, beginning of period	$730,604	$694,291
Liabilities incurred	—	16,169
Liabilities reduced due to revisions	(5,051)	(9,130)
Accretion expense	7,656	29,274
Balance, end of period	$733,209	$730,604

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

The Registrant owns fractional working interests in developmental oil and gas prospects, which has resulted in participation in the drilling of oil and gas wells.  At March 31, 2013, the Registrant owned working interests in 98 producing wells.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $1,414,851 at March 31, 2013.

During the three months ended March 31, 2013, the Partnership made cash distributions to the investor partners in the amount of $2,741,775 as compared to $7,750,001 for the three months ended March 31, 2012. The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012:

	Three Months Ended March 31,
	2013	2012
Oil sales	$1,744,809	$5,023,526
Barrels produced	20,232	50,884
Average price/bbl	$86.24	$98.73

Gas sales	$1,225,077	$2,081,125
Mcf produced	223,211	388,637
Average price/mcf	$5.49	$5.35

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $4,134,765, a 58.2% decrease, for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Of this decrease, revenues declined by $2,643,430 and $907,928 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 30,652 barrels (bbls) and 165,426 thousand cubic feet (mcf) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Also contributing to the decrease was $635,287 due to a decline in the average price of oil sold. The average price fell to $86.24 from $98.73 per bbl for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

These decreases were partially offset by an increase of $51,880 from a rise in the average price of gas sold. The average price rose to $5.49 from $5.35 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Lease operations.  Lease operating expense during the three month period ended March 31, 2013 fell to $353,373 from $460,184 for the three month period ended March 31, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the three month period ended March 31, 2013 decreased to $22,913 from $386,923 for the three month period ended March 31, 2012 due to production tax credits and lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the three month period ended March 31, 2013 decreased to $137,897 from $377,886 for the three month period ended March 31, 2012 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended March 31, 2013 decreased to $913,975 from $2,201,907 for the three month period ended March 31, 2012 due to the decreased production volumes for the three month period ended March 31, 2013.

Cost ceiling write-down.  There was a cost ceiling write-down of $963,355 at March 31, 2013 due to lower prices for the preceding twelve months. There was no cost ceiling write-down for the three months ended March 31, 2012.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2013, a 10% change in the price received for oil and gas production would have had an approximate $297,000 impact on revenue.

 3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended March 31, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 15, 2013	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.