Form 10-Q
period 2013-06-30
Mewbourne Energy Partners 10-A, L.P.
filed 2013-08-14
CIK 1491262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2013 (Unaudited) and December 31, 2012	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2013 and 2012
and the six months months ended June 30, 2013 and 2012	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2013	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2013 and 2012	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Cash and cash equivalents	$459	$594
Accounts receivable, affiliate	2,067,335	2,187,316
Prepaid state taxes	12,500	7,500
Total current assets	2,080,294	2,195,410

	68,950,527	68,632,760
Less accumulated depreciation, depletion,
amortization and impairment	(33,378,164)	(28,768,268)
	35,572,363	39,864,492

Total assets	$37,652,657	$42,059,902

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$210,169	$329,395
Total current liabilities	210,169	329,395

Asset retirement obligation	737,490	730,604

Partners' capital	36,704,998	40,999,903

Total liabilities and partners' capital	$37,652,657	$42,059,902

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues and other income:
Oil sales	$2,280,703	$3,387,960	$4,025,512	$8,411,486
Gas sales	1,043,174	1,280,957	2,268,251	3,362,082
Interest income	1,131	142	1,131	358
Total revenues and other income	3,325,008	4,669,059	6,294,894	11,773,926

Expenses:
Lease operating expense	296,569	332,830	649,942	793,014
Production taxes	73,693	131,384	96,606	518,307
Administrative and general expense	128,441	269,961	266,338	647,847
Depreciation, depletion, and amortization	975,281	1,783,323	1,889,256	3,985,230
Cost ceiling write-down	1,757,285	1,754,823	2,720,640	1,754,823
Asset retirement obligation accretion	7,586	7,225	15,242	14,586
Total expenses	3,238,855	4,279,546	5,638,024	7,713,807

Net income	$86,153	$389,513	$656,870	$4,060,119

Basic and diluted net income per
partner interest
(14,600 interests outstanding)	$5.90	$26.68	$44.99	$278.09

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the six months ended June 30, 2013
(Unaudited)

Total

Balance at December 31, 2012	$40,999,903

Cash distributions	(4,951,775)

Net income	656,870

Balance at June 30, 2013	$36,704,998

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$656,870	$4,060,119
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,889,256	3,985,230
Cost ceiling write-down	2,720,640	1,754,823
Asset retirement obligation accretion	15,242	14,586
Changes in operating assets and liabilities:
Accounts receivable, affiliate	119,981	3,649,193
Prepaid state taxes	(5,000)	(2,500)
Accounts payable, affiliate	(119,226)	29,750
Net cash provided by operating activities	5,277,763	13,491,201

Cash flows from investing activities:
Purchase and development of oil and gas properties	(326,123)	(931,585)
Net cash used in investing activities	(326,123)	(931,585)

Cash flows from financing activities:
Cash distributions to partners	(4,951,775)	(13,750,001)
Net cash used in financing activities	(4,951,775)	(13,750,001)

Net decrease in cash and cash equivalents	(135)	(1,190,385)
Cash and cash equivalents, beginning of period	594	3,088,905

Cash and cash equivalents, end of period	$459	$1,898,520

Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$(8,356)	$(2,320)

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

3.           Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities.  Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized.  Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2013 and 2012 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves.  Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were cost ceiling write-downs of $2,720,640 and $1,754,323 at June 30, 2013 and 2012, respectively. These were due to lower average oil and gas prices for the preceding twelve months.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2013 and the year ended December 31, 2012 is as follows:

	June 30,	December 31,
	2013	2012
Balance, beginning of period	$730,604	$694,291
Liabilities incurred	35	16,169
Liabilities reduced due to revisions	(8,391)	(9,130)
Accretion expense	15,242	29,274
Balance, end of period	$737,490	$730,604

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities.  No bank borrowing is anticipated.  The Partnership had net working capital of $1,870,125 at June 30, 2013.

During the six months ended June 30, 2013, the Partnership made cash distributions to the investor partners in the amount of $4,951,775 as compared to $13,750,001 for the six months ended June 30, 2012. The Partnership expects that cash distributions will continue during 2013 as additional oil and gas revenues are sufficient to produce cash flows from operations.

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

Results of Operations

For the three months ended June 30, 2013 as compared to the three months ended June 30, 2012:

	Three Months Ended June 30,
	2013	2012
Oil sales	$2,280,703	$3,387,960
Barrels produced	25,035	38,632
Average price/bbl	$91.10	$87.70

Gas sales	$1,043,174	$1,280,957
Mcf produced	199,081	321,128
Average price/mcf	$5.24	$3.99

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $1,345,040, a 28.8% decrease, for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Of this decrease, revenues declined by $1,238,695 and $639,520 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 13,597 barrels (bbls) and 122,047 thousand cubic feet (mcf) for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

These decreases were partially offset by increases of $131,438 and $401,737 from increases in the average prices of oil and gas sold, respectively. The average prices rose to $91.10 from $87.70 per bbl and to $5.24 from $3.99 per mcf for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Lease operations.  Lease operating expense during the three month period ended June 30, 2013 fell to $296,569 from $332,830 for the three month period ended June 30, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the three month period ended June 30, 2013 decreased to $73,693 from $131,384 for the three month period ended June 30, 2012 due to production tax credits and lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the three month period ended June 30, 2013 decreased to $128,441 from $269,961 for the three month period ended June 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the three month period ended June 30, 2013 decreased to $975,281 from $1,783,323 for the three month period ended June 30, 2012 due to the decreased production volumes for the three month period ended June 30, 2013.

Cost ceiling write-down.  There were cost ceiling write-downs of $1,757,285 and $1,754,323 at June 30, 2013 and 2012, respectively. These were due to lower average oil and gas prices for the preceding twelve months.

Results of Operations

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2012:

	Six Months Ended June 30,
	2013	2012
Oil sales	$4,025,512	$8,411,486
Barrels produced	45,267	89,516
Average price/bbl	$88.93	$93.97

Gas sales	$2,268,251	$3,362,082
Mcf produced	422,292	709,765
Average price/mcf	$5.37	$4.74

Oil and gas revenues.  As shown in the above table, total oil and gas sales fell by $5,479,805, a 46.5% decrease, for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Of this decrease, revenues declined by $3,934,983 and $1,544,100 from decreases in the volumes of oil and gas sold, respectively. Volumes fell by 44,249 barrels (bbls) and 287,473 thousand cubic feet (mcf) for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Also contributing to the decrease was $450,991 due to a decline in the average price of oil sold. The average price fell to $88.93 from $93.97 per bbl for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

These decreases were partially offset by an increase of $450,269 from a rise in the average price of gas sold. The average price rose to $5.37 from $4.74 for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Lease operations.  Lease operating expense during the six month period ended June 30, 2013 fell to $649,942 from $793,014 for the six month period ended June 30, 2012 due to fewer well repairs and workovers.

Production taxes.  Production taxes during the six month period ended June 30, 2013 decreased to $96,606 from $518,307 for the six month period ended June 30, 2012 due to production tax credits and lower overall oil and gas revenue.

Administrative and general expense.  Administrative and general expense for the six month period ended June 30, 2013 decreased to $266,338 from $647,847 for the six month period ended June 30, 2012 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization.  Depreciation, depletion and amortization for the six month period ended June 30, 2013 decreased to $1,889,256 from $3,985,230 for the six month period ended June 30, 2012 due to the decreased production volumes for the six month period ended June 30, 2013.

Cost ceiling write-down.  There were cost ceiling write-downs of $2,720,640 and $1,754,823 at June 30, 2013 and 2012, respectively. These were due to lower average oil and gas prices for the preceding twelve months.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2013, a 10% change in the price received for oil and gas production would have had an approximate $629,000 impact on revenue.

 3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.           Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition.  MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management.  Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2012 annual report on internal control over financial reporting, and for the quarter ended June 30, 2013, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner
Date:    August 14, 2013
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

101
The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Condensed Statement of Changes in Partners’ Capital and (v) related notes.