Form 10-Q
period 2014-06-30
Mewbourne Energy Partners 10-A, L.P.
filed 2014-08-14
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐ No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
June 30, 2014 (Unaudited) and December 31, 2013	3

Condensed Statements of Operations (Unaudited) -
For the three months ended June 30, 2014 and 2013
and the six months ended June 30, 2014 and 2013	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the six months ended June 30, 2014	5

Condensed Statements of Cash Flows (Unaudited) -
For the six months ended June 30, 2014 and 2013	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Cash	$20,373	$10,520
Accounts receivable, affiliate	1,602,725	1,529,763
Prepaid state taxes	25,087	7,500
Total current assets	1,648,185	1,547,783

Oil and gas properties at cost, full-cost method	69,347,440	69,322,781
Less accumulated depreciation, depletion,
amortization and impairment	(39,204,961)	(38,026,520)
	30,142,479	31,296,261

Total assets	$31,790,664	$32,844,044

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$175,087	$239,362
Total current liabilities	175,087	239,362

Asset retirement obligation	763,586	750,485

Partners' capital	30,851,991	31,854,197

Total liabilities and partners' capital	$31,790,664	$32,844,044

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues and other income:
Oil sales	$1,492,903	$2,280,703	$2,857,785	$4,025,512
Gas sales	941,297	1,043,174	2,018,897	2,268,251
Interest income	1,038	1,131	1,038	1,131
Total revenues and other income	2,435,238	3,325,008	4,877,720	6,294,894

Expenses:
Lease operating expense	261,317	296,569	548,800	649,942
Production taxes	100,414	73,693	206,700	96,606
Administrative and general expense	126,845	128,441	223,450	266,338
Depreciation, depletion, and amortization	614,339	975,281	1,185,135	1,889,256
Cost ceiling write-down	—	1,757,285	—	2,720,640
Asset retirement obligation accretion	7,807	7,586	15,590	15,242
Total expenses	1,110,722	3,238,855	2,179,675	5,638,024

Net income	$1,324,516	$86,153	$2,698,045	$656,870

Basic and diluted net income per
partner interest
(14,600 interests outstanding)	$90.72	$5.90	$184.80	$44.99

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the six months ended June 30, 2014

 (Unaudited)

Total

Balance at December 31, 2013	$31,854,197

Cash distributions	(3,700,251)

Net income	2,698,045

Balance at June 30, 2014	$30,851,991

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,698,045	$656,870
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,185,135	1,889,256
Cost ceiling write-down	—	2,720,640
Asset retirement obligation accretion	15,590	15,242
Plugging and abandonment cost paid from asset retirement obligation	(6,760)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(72,962)	119,981
Prepaid state taxes	(17,587)	(5,000)
Accounts payable, affiliate	(64,275)	(119,226)
Net cash provided by operating activities	3,737,186	5,277,763
Cash flows from investing activities:
Purchase and development of oil and gas properties	(27,082)	(326,123)
Net cash used in investing activities	(27,082)	(326,123)
Cash flows from financing activities:
Cash distributions to partners	(3,700,251)	(4,951,775)
Net cash used in financing activities	(3,700,251)	(4,951,775)
Net increase (decrease) in cash	9,853	(135)
Cash, beginning of period	10,520	594
Cash, end of period	$20,373	$459
Supplemental Cash Flow Information:
Non-cash changes to net oil & gas properties related to
asset retirement obligation liabilities	$4,271	$(8,356)

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

3.    Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2014 and 2013 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were cost ceiling write-downs of $963,355 on March 31, 2013 and $1,757,285 on June 30, 2013 for a total of $2,720,640 due to lower average oil and gas prices for the twelve months preceding each write-down. There were no cost ceiling write-downs on March 31, 2014 or June 30, 2014.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2014 and the year ended December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
Balance, beginning of period	$750,485	$730,604
Liabilities incurred	4,417	86
Liabilities reduced due to settlements and plugging and abandonments	(6,906)	(10,376)
Accretion expense	15,590	30,171
Balance, end of period	$763,586	$750,485

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

In consideration for services rendered by MD in managing the business of the Partnership, the Partnership during each of the initial six years of the Partnership will pay to MD a management fee in the amount equal to .75% of the subscriptions by the investor partners to the Partnership. The Partnership will include the management fee as part of the full cost pool pursuant to 4-10(c)(2) of Regulation S-X.

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

	Partnership	MD
Revenues:
Proceeds from disposition of depreciable and depletable properties	75%	25%
All other revenues	75%	25%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Reporting and legal expenses	100%	0%
Operating costs, reporting and legal expenses, general and
administrative expenses and all other costs	75%	25%

(1)	Pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 15% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 15% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 15%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,473,098 at June 30, 2014.

During the six months ended June 30, 2014, the Partnership made cash distributions to the investor partners in the amount of $3,700,251 as compared to $4,951,775 for the six months ended June 30, 2013. The Partnership expects that cash distributions will continue during 2014 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $59,778,135, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2014 as compared to the three months ended June 30, 2013:

	Three Months Ended June 30,
	2014	2013
Oil sales	$1,492,903	$2,280,703
Barrels produced	15,296	25,035
Average price/bbl	$97.60	$91.10

Gas sales	$941,297	$1,043,174
Mcf produced	146,041	199,081
Average price/mcf	$6.45	$5.24

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $889,677, a 26.8% decline, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Of this decrease, $950,535 and $341,866 were due to declines in the volumes of oil and gas sold, respectively. The volumes fell by 9,739 barrels (bbls) and 53,040 thousand cubic feet (mcf) for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

These decreases were partially offset by increases of $162,735 and $239,989 due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $97.60 from $91.10 per bbl and to $6.45 from $5.24 per mcf for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Lease operations. Lease operating expense during the three month period ended June 30, 2014 fell to $261,317 from $296,569 for the three month period ended June 30, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2014 increased to $100,414 from $73,693 for the three month period ended June 30, 2013. This was due to production tax credits during the three months ended June 30, 2013.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2014 decreased to $614,339 from $975,281 for the three month period ended June 30, 2013. This was due to the net decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $1,757,285 on June 30, 2013 due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down on June 30, 2014.

Results of Operations

For the six months ended June 30, 2014 as compared to the six months ended June 30, 2013:

	Six Months Ended June 30,
	2014	2013
Oil sales	$2,857,785	$4,025,512
Barrels produced	29,908	45,267
Average price/bbl	$95.55	$88.93

Gas sales	$2,018,897	$2,268,251
Mcf produced	290,325	422,292
Average price/mcf	$6.95	$5.37

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $1,417,081, a 22.5% decline, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Of this decrease, $1,467,591 and $917,688 were due to declines in the volumes of oil and gas sold, respectively. The volumes fell by 15,359 barrels (bbls) and 131,967 thousand cubic feet (mcf) for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

These decreases were partially offset by increases of $299,864 and $668,334 due to inclines in the average prices of oil and gas sold, respectively. The average price increased to $95.55 from $88.93 per bbl and to $6.95 from $5.37 per mcf for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Lease operations. Lease operating expense during the six month period ended June 30, 2014 fell to $548,800 from $649,942 for the six month period ended June 30, 2013 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2014 increased to $206,700 from $96,606 for the six month period ended June 30, 2013. This was due to production tax credits during the six months ended June 30, 2013.

Administrative and general expense. Administrative and general expense decreased to $223,450 for the six month period ended June 30, 2014 from $266,338 for the six month period ended June 30, 2013 due to decreased administrative expenses allocable to the Partnership and lower general expense for reporting and legal costs.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2014 decreased to $1,185,135 from $1,889,256 for the six month period ended June 30, 2013. This was due to the net decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs of $963,355 on March 31, 2013 and $1,757,285 on June 30, 2013 for a total of $2,720,640. These were due to lower average oil and gas prices for the twelve months preceding each write-down. There were no cost ceiling write-downs on March 31, 2014 or June 30, 2014.

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

2.    Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2014, a 10% change in the price received for oil and gas production would have had an approximate $488,000 impact on revenue.

 3.    Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2013 annual report on internal control over financial reporting, and for the quarter ended June 30, 2014, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	August 14, 2014

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

