Form 10-Q
period 2015-09-30
Mewbourne Energy Partners 10-A, L.P.
filed 2015-11-16
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2015 (Unaudited) and December 31, 2014	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2015 and 2014	4
and the nine months ended September 30, 2015 and 2014

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2015	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2015 and 2014	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Cash	$16,940	$3,843
Accounts receivable, affiliate	469,374	823,186
Prepaid state taxes	84,564	45,260
Total current assets	570,878	872,289

Oil and gas properties at cost, full-cost method	69,416,043	69,406,769
Less accumulated depreciation, depletion,
amortization and impairment	(57,826,239)	(43,361,232)
	11,589,804	26,045,537

Total assets	$12,160,682	$26,917,826

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$130,559	$169,897
Total current liabilities	130,559	169,897

Asset retirement obligation	789,867	775,569

Partners' capital	11,240,256	25,972,360

Total liabilities and partners' capital	$12,160,682	$26,917,826

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues and other income:
Oil sales	$489,690	$1,016,311	$1,396,032	$3,874,096
Gas sales	261,919	688,110	881,711	2,707,007
Interest income	—	—	—	1,038
Total revenues and other income	751,609	1,704,421	2,277,743	6,582,141

Expenses:
Lease operating expense	242,300	250,581	785,227	799,381
Production taxes	42,651	72,551	107,850	279,251
Administrative and general expense	39,449	96,990	163,756	320,440
Depreciation, depletion, and amortization	328,374	490,445	1,126,839	1,675,580
Cost ceiling write-down	4,271,919	—	13,353,178	—
Asset retirement obligation accretion	8,142	7,702	24,426	23,292
Total expenses	4,932,835	918,269	15,561,276	3,097,944

Net income (loss)	$(4,181,226)	$786,152	$(13,283,533)	$3,484,197

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL

For the nine months ended September 30, 2015

 (Unaudited)

Total

Balance at December 31, 2014	$25,972,360

Cash distributions	(1,448,571)

Net loss	(13,283,533)

Balance at September 30, 2015	$11,240,256

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(13,283,533)	$3,484,197
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	1,126,839	1,675,580
Cost ceiling write-down	13,353,178	—
Asset retirement obligation accretion	24,426	23,292
Plugging and abandonment cost paid from asset retirement obligation	(15,527)	(7,381)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	353,812	326,190
Prepaid state taxes	(39,304)	(32,674)
Accounts payable, affiliate	(47,918)	(74,308)
Net cash provided by operating activities	1,471,973	5,394,896

Cash flows from investing activities:
Purchase and development of oil and gas properties	(10,305)	(27,523)
Net cash used in investing activities	(10,305)	(27,523)

Cash flows from financing activities:
Cash distributions to partners	(1,448,571)	(5,375,251)
Net cash used in financing activities	(1,448,571)	(5,375,251)

Net increase (decrease) in cash	13,097	(7,878)
Cash, beginning of period	3,843	10,520

Cash, end of period	$16,940	$2,642

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$5,399	$1,397

Change to property, plant and equipment related to accrual of
leaseholds	$8,580	$12,507

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2015 and 2014 all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses on the sale or other disposition of properties are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of future net cash flows of proved reserves and the lower of cost or fair value of unproved properties. There were cost ceiling write-downs totaling $13,353,178 for the nine months ended September 30, 2015 due to lower average oil and gas prices for the twelve months preceding each write-down. There were no cost ceiling write-downs during the nine months ended September 30, 2014. We expect to record an additional impairment of our oil and natural gas properties during 2015 as a result of declining oil and natural gas prices. However, whether the amount of any such impairments will be similar in amount to prior impairments is contingent upon many factors such as the price of oil, natural gas and NGLs for the remainder of 2015, increases or decreases in our reserve base, changes in estimated costs and expenses, and oil and natural gas property acquisitions, which could increase, decrease or eliminate the need for such impairments.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2015 and the year ended December 31, 2014 is as follows:

	2015	2014
Balance, beginning of period	$775,569	$750,485
Liabilities incurred	3,725	4,491
Liabilities reduced due to settlements and plugging and abandonments	(13,853)	(10,475)
Accretion expense	24,426	31,068
Balance, end of period	$789,867	$775,569

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

	Partnership	MD(1)
Revenues:
Proceeds from disposition of depreciable and depletable properties	75%	25%
All other revenues	75%	25%
Costs and expenses:
Organization and offering costs(1)	0%	100%
Lease acquisition costs(1)	0%	100%
Tangible and intangible drilling costs(1)	100%	0%
Reporting and legal expenses	100%	0%
Operating costs, general and administrative expenses (except for
reporting and legal expenses) and all other costs	75%	25%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 15% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 15% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program's total capital costs reaches approximately 15%. The Partnership's financial statements reflect its respective proportionate interest in the Program.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $440,319 at September 30, 2015.

During the nine months ended September 30, 2015, the Partnership made cash distributions to the investor partners in the amount of $1,448,571 as compared to $5,375,251 for the nine months ended September 30, 2014. The Partnership expects that cash distributions will continue during 2015 as additional oil and gas revenues are sufficient to produce cash flows from operations. Since inception, the Partnership has made distributions of $64,122,348, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2015 as compared to the three months ended September 30, 2014:

	Three Months Ended September 30,
	2015	2014
Oil sales	$489,690	$1,016,311
Barrels produced	11,186	11,145
Average price/bbl	$43.78	$91.19

Gas sales	$261,919	$688,110
Mcf produced	99,005	119,348
Average price/mcf	$2.65	$5.77

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $952,812, a 55.9% decline, for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Of this decline, $528,416 and $372,373 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $43.78 from $91.19 per barrel (bbl) and to $2.65 from $5.77 per thousand cubic feet (mcf) for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Also contributing to the decline in sales was $53,818 due to a lower volume of gas sold by 20,343 mcf.

These decreases were partially offset by additional revenue of $1,795 from an increase in the volume of oil sold by 41 bbls.

Lease operations. Lease operating expense during the three month period ended September 30, 2015 decreased to $242,300 from $250,581 for the three month period ended September 30, 2014 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three month period ended September 30, 2015 decreased to $42,651 from $72,551 for the three month period ended September 30, 2014 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2015 fell to $39,449 from $96,990 for the three month period ended September 30, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2015 decreased to $328,374 from $490,445 for the three month period ended September 30, 2014. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $4,271,919 for the three months ended September 30, 2015. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended September 30, 2014.

Results of Operations

For the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014:

	Nine Months Ended September 30,
	2015	2014
Oil sales	$1,396,032	$3,874,096
Barrels produced	30,248	41,053
Average price/bbl	$46.15	$94.37

Gas sales	$881,711	$2,707,007
Mcf produced	303,122	409,673
Average price/mcf	$2.91	$6.61

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $4,303,360, a 65.4% decline, for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Of this decline, $1,979,382 and $1,515,364 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $46.15 from $94.37 per barrel (bbl) and to $2.91 from $6.61 per thousand cubic feet (mcf) for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Also contributing to the decline in sales were $498,682 and $309,932 due to lower volumes of oil and gas sold, respectively, by 10,805 bbls and 106,551 mcf.

Lease operations. Lease operating expense during the nine month period ended September 30, 2015 decreased to $785,227 from $799,381 for the nine month period ended September 30, 2014 due to fewer well repairs and workovers.

Production taxes. Production taxes during the nine month period ended September 30, 2015 decreased to $107,850 from $279,251 for the nine month period ended September 30, 2014 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2015 fell to $163,756 from $320,440 for the nine month period ended September 30, 2014 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2015 decreased to $1,126,839 from $1,675,580 for the nine month period ended September 30, 2014. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $13,353,178 for the nine months ended September 30, 2015. These were due to lower average oil and gas prices for the twelve months preceding each write-down. There was no cost ceiling write-down during the nine months ended September 30, 2014.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2015, a 10% change in the price received for oil and gas production would have had an approximate $228,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.    Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2014 annual report on internal control over financial reporting, and for the quarter ended September 30, 2015, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:	November 16, 2015

		By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

