Form 10-Q
period 2016-06-30
Mewbourne Energy Partners 10-A, L.P.
filed 2016-08-15
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________to_________

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

Yes  ☐    No  ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1.	Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash	$423	$22,038
Accounts receivable, affiliate	416,575	345,686
Prepaid state taxes	50,141	36,327
Total current assets	467,139	404,051

Oil and gas properties at cost, full-cost method	69,454,271	69,445,572
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(63,660,211)	(61,752,946)
	5,794,060	7,692,626

Total assets	$6,261,199	$8,096,677

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$130,251	$118,732
Total current liabilities	130,251	118,732

Asset retirement obligation	817,326	799,280

Partners’ capital	5,313,622	7,178,665

Total liabilities and partners’ capital	$6,261,199	$8,096,677

This accompanying notes are an integral part of the financial statements.

 MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$355,594	$464,578	$605,751	$906,342
Gas sales	234,952	289,890	412,035	619,792
Total revenues	590,546	754,468	1,017,786	1,526,134

Expenses:
Lease operating expense	209,326	231,775	531,092	542,927
Production taxes	35,707	29,757	59,082	65,199
Administrative and general expense	54,779	64,742	90,224	124,307
Depreciation, depletion, and amortization	133,211	379,444	289,694	798,465
Cost ceiling write-down	353,973	4,954,931	1,617,571	9,081,259
Asset retirement obligation accretion	8,525	8,142	17,014	16,284
Total expenses	795,521	5,668,791	2,604,677	10,628,441

Net loss	$(204,975)	$(4,914,323)	$(1,586,891)	$(9,102,307)

This accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2016

(Unaudited)

Total

Balance at December 31, 2015	$7,178,665

Cash distributions	(278,152)

Net loss	(1,586,891)

Balance at June 30, 2016	$5,313,622

This accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,586,891)	$(9,102,307)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion, and amortization	289,694	798,465
Cost ceiling write-down	1,617,571	9,081,259
Asset retirement obligation accretion	17,014	16,284
Plugging and abandonment cost paid from asset retirement obligation	—	(15,527)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(70,889)	345,716
Prepaid state taxes	(13,814)	(27,195)
Accounts payable, affiliate	11,519	(56,331)
Net cash provided by operating activities	264,204	1,040,364

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	4	8,661
Purchase and development of oil and gas properties	(7,671)	—
Net cash (used in) provided by investing activities	(7,667)	8,661

Cash flows from financing activities:
Cash distributions to partners	(278,152)	(1,048,055)
Net cash used in financing activities	(278,152)	(1,048,055)

Net (decrease) increase in cash	(21,615)	970
Cash, beginning of period	22,038	3,843

Cash, end of period	$423	$4,813

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$1,032	$5,399

Change to property, plant and equipment related to accrual of leaseholds	$—	$11,222

This accompanying notes are an integral part of the financial statements.

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

3. Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $1,617,571 and $9,081,259 for the six months ended June 30, 2016 and 2015, respectively.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$799,280	$775,569
Liabilities incurred	1,046	4,984
Liabilities reduced due to settlements and plugging and abandonments	(14)	(13,853)
Accretion expense	17,014	32,580
Balance, end of period	$817,326	$799,280

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $336,888 at June 30, 2016.

The Partnership had reduced cash flows from operations for the six months ended June 30, 2016 due to the steep decline in oil and gas prices during the previous twelve months. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

During the six months ended June 30, 2016, the Partnership made cash distributions to the investor partners in the amount of $278,152 as compared to $1,048,055 for the six months ended June 30, 2015. Since inception, the Partnership has made distributions of $64,810,846, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2016 as compared to the three months ended June 30, 2015:

	Three Months Ended June 30,
	2016	2015
Oil sales	$355,594	$464,578
Barrels produced	8,941	9,140
Average price/bbl	$39.77	$50.83

Gas sales	$234,952	$289,890
Mcf produced	93,034	102,132
Average price/mcf	$2.53	$2.84

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $163,922, a 21.7% decline, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Of this decline, $101,070 and $31,962 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $39.77 from $50.83 per barrel (bbl) and to $2.53 from $2.84 per thousand cubic feet (mcf) for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Also contributing to the decline in sales were $7,914 and $22,976 due to lower volumes of oil and gas sold, respectively, by 199 bbls and 9,098 mcf.

Lease operations. Lease operating expense during the three month period ended June 30, 2016 decreased to $209,326 from $231,775 for the three month period ended June 30, 2015 due to more well repairs and workovers.

Production taxes. Production taxes during the three month period ended June 30, 2016 increased to $35,707 from $29,757 for the three month period ended June 30, 2015 due to prior year production tax credits.

Administrative and general expense. Administrative and general expense for the three month period ended June 30, 2016 fell to $54,779 from $64,742 for the three month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended June 30, 2016 decreased to $133,211 from $379,444 for the three month period ended June 30, 2015. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs of $353,973 and $4,954,931 for the three months ended June 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding each write-down.

Results of Operations

For the six months ended June 30, 2016 as compared to the six months ended June 30, 2015:

	Six Months Ended June 30,
	2016	2015
Oil sales	$605,751	$906,342
Barrels produced	17,716	19,062
Average price/bbl	$34.19	$47.55

Gas sales	$412,035	$619,792
Mcf produced	178,243	204,117
Average price/mcf	$2.31	$3.04

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $508,348, a 33.3% decline, for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Of this decline, $254,568 and $147,945 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $34.19 from $47.55 per barrel (bbl) and to $2.31 from $3.04 per thousand cubic feet (mcf) for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Also contributing to the decline in sales were $46,023 and $59,812 due to lower volumes of oil and gas sold, respectively, by 1,346 bbls and 25,874 mcf.

Lease operations. Lease operating expense during the six month period ended June 30, 2016 decreased to $531,092 from $542,927 for the six month period ended June 30, 2015 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six month period ended June 30, 2016 decreased to $59,082 from $65,199 for the six month period ended June 30, 2015 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the six month period ended June 30, 2016 fell to $90,224 from $124,307 for the six month period ended June 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six month period ended June 30, 2016 decreased to $289,694 from $798,465 for the six month period ended June 30, 2015. This was due to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $1,617,571 and $9,081,259 for the six months ended June 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding each write-down.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2016, a 10% change in the price received for oil and gas production would have had an approximate $102,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2015 annual report on internal control over financial reporting, and for the quarter ended June 30, 2016, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

	By:	Mewbourne Development Corporation
Managing General Partner

Date: August 15, 2016

	By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

