Form 10-Q
period 2016-09-30
Mewbourne Energy Partners 10-A, L.P.
filed 2016-11-14
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Yes  ☐  No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
September 30, 2016 (Unaudited) and December 31, 2015	3

Condensed Statements of Operations (Unaudited) -
For the three months ended September 30, 2016 and 2015
and the nine months ended September 30, 2016 and 2015	4

Condensed Statement of Changes In Partners' Capital (Unaudited) -
For the nine months ended September 30, 2016	5

Condensed Statements of Cash Flows (Unaudited) -
For the nine months ended September 30, 2016 and 2015	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Disclosure Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 6. Exhibits and Reports on Form 8-K	13

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements
CONDENSED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS

Cash	$4,890	$22,038
Accounts receivable, affiliate	391,850	345,686
Prepaid state taxes	51,847	36,327
Total current assets	448,587	404,051

Oil and gas properties at cost, full-cost method	69,461,494	69,445,572
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(63,770,232)	(61,752,946)
	5,691,262	7,692,626

Total assets	$6,139,849	$8,096,677

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$115,440	$118,732
Total current liabilities	115,440	118,732

Asset retirement obligation	826,256	799,280

Partners' capital	5,198,153	7,178,665

Total liabilities and partners' capital	$6,139,849	$8,096,677

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Oil sales	$284,847	$489,690	$890,598	$1,396,032
Gas sales	258,871	261,919	670,906	881,711
Total revenues	543,718	751,609	1,561,504	2,277,743

Expenses:
Lease operating expense	231,260	242,300	762,352	785,227
Production taxes	30,613	42,651	89,695	107,850
Administrative and general expense	30,937	39,449	121,161	163,756
Depreciation, depletion, and amortization	110,021	328,374	399,715	1,126,839
Cost ceiling write-down	—	4,271,919	1,617,571	13,353,178
Asset retirement obligation accretion	8,495	8,142	25,509	24,426
Total expenses	411,326	4,932,835	3,016,003	15,561,276

Net income (loss)	$132,392	$(4,181,226)	$(1,454,499)	$(13,283,533)

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
For the nine months ended September 30, 2016
(Unaudited)

Total

Balance at December 31, 2015	$7,178,665

Cash distributions	(526,013)

Net loss	(1,454,499)

Balance at September 30, 2016	$5,198,153

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,454,499)	$(13,283,533)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation, depletion, and amortization	399,715	1,126,839
Cost ceiling write-down	1,617,571	13,353,178
Asset retirement obligation accretion	25,509	24,426
Plugging and abandonment cost paid from asset retirement obligation	—	(15,527)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(46,164)	353,812
Prepaid state taxes	(15,520)	(39,304)
Accounts payable, affiliate	(3,292)	(47,918)
Net cash provided by operating activities	523,320	1,471,973

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	947	—
Purchase and development of oil and gas properties	(15,402)	(10,305)
Net cash used in investing activities	(14,455)	(10,305)

Cash flows from financing activities:
Cash distributions to partners	(526,013)	(1,448,571)
Net cash used in financing activities	(526,013)	(1,448,571)

Net (decrease) increase in cash	(17,148)	13,097
Cash, beginning of period	22,038	3,843

Cash, end of period	$4,890	$16,940

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$1,467	$5,399

Change to property, plant and equipment related to accrual of
leaseholds	$—	$8,580

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

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners’ capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year. In preparing these financial statements, the Partnership has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

3.     Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2016 and 2015, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were cost ceiling write-downs totaling $1,617,571 and $13,353,178 for the nine months ended September 30, 2016 and 2015, respectively.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2016 and the year ended December 31, 2015 is as follows:

	2016	2015
Balance, beginning of period	$799,280	$775,569
Liabilities incurred	2,432	4,984
Liabilities reduced due to settlements and plugging and abandonments	(965)	(13,853)
Accretion expense	25,509	32,580
Balance, end of period	$826,256	$799,280

5.     Related Party Transactions

In accordance with the laws of the State of Delaware, MD has been appointed as the Partnership’s managing general partner. MD has no significant equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $333,147 at September 30, 2016.

The Partnership had reduced cash flows from operations for the nine months ended September 30, 2016 due to the steep decline in oil and gas prices during the previous twelve months. Considering these reduced operating cashflows, the Partnership anticipates smaller distributions until prices improve.

During the nine months ended September 30, 2016, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $526,013 as compared to $1,448,571 for the nine months ended September 30, 2015. Since inception, the Partnership has made distributions of $65,058,707, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2016 as compared to the three months ended September 30, 2015:

	Three Months Ended September 30,
	2016	2015
Oil sales	$284,847	$489,690
Barrels produced	7,163	11,186
Average price/bbl	$39.77	$43.78

Gas sales	$258,871	$261,919
Mcf produced	88,268	99,005
Average price/mcf	$2.93	$2.65

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $207,891, a 27.7% decline, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Of this decline, $159,980 and $31,489 were due to decreases in the volumes of oil and gas sold, respectively. The volumes fell by 4,023 barrels (bbls) and by 10,737 thousand cubic feet (mcf) for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Also contributing to the decline in sales was $44,863 due to a decrease in the average price of oil sold to $39.77 from $43.78 per bbl.

Slightly offsetting the decrease in sales was an increase of $28,441 due to an increase in the average price of gas sold. The average price rose to $2.93 from $2.65 per mcf for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Lease operations. Lease operating expense during the three month period ended September 30, 2016 decreased to $231,260 from $242,300 for the three month period ended September 30, 2015 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the three month period ended September 30, 2016 decreased to $30,613 from $42,651 for the three month period ended September 30, 2015 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the three month period ended September 30, 2016 fell to $30,937 from $39,449 for the three month period ended September 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three month period ended September 30, 2016 decreased to $110,021 from $328,374 for the three month period ended September 30, 2015. This was due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decrease in oil and gas production.

Cost ceiling write-down. There was a cost ceiling write-down of $4,271,919 for the three months ended September 30, 2015. This was due to lower average oil and gas prices for the twelve months preceding the write-down. There was no cost ceiling write-down for the three months ended September 30, 2016.

Results of Operations

For the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015:

	Three Months Ended September 30,
	2016	2015
Oil sales	$890,598	$1,396,032
Barrels produced	24,879	30,248
Average price/bbl	$35.80	$46.15

Gas sales	$670,906	$881,711
Mcf produced	266,511	303,122
Average price/mcf	$2.52	$2.91

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $716,239, a 31.4% decline, for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Of this decline, $313,239 and $118,642 were due to decreases in the average prices of oil and gas sold, respectively. The average price fell to $35.80 from $46.15 per barrel (bbl) and to $2.52 from $2.91 per thousand cubic feet (mcf) for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Also contributing to the decline in sales were $192,195 and $92,163 due to lower volumes of oil and gas sold, respectively, by 5,369 bbls and 36,611 mcf.

Lease operations. Lease operating expense during the nine month period ended September 30, 2016 decreased to $762,352 from $785,227 for the nine month period ended September 30, 2015 due to fewer well repairs and workovers and lower pumping expenses and overhead.

Production taxes. Production taxes during the nine month period ended September 30, 2016 decreased to $89,695 from $107,850 for the nine month period ended September 30, 2015 due to lower overall oil and gas revenue.

Administrative and general expense. Administrative and general expense for the nine month period ended September 30, 2016 fell to $121,161 from $163,756 for the nine month period ended September 30, 2015 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine month period ended September 30, 2016 decreased to $399,715 from $1,126,839 for the nine month period ended September 30, 2015. This was due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decrease in oil and gas production.

Cost ceiling write-down. There were cost ceiling write-downs totaling $1,617,571 and $13,353,178 for the nine months ended September 30, 2016 and 2015, respectively. These were due to lower average oil and gas prices for the twelve months preceding each write-down.

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

2.     Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2016, a 10% change in the price received for oil and gas production would have had an approximate $156,000 impact on revenue.

 3.     Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.     Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2015 annual report on internal control over financial reporting, and for the quarter ended September 30, 2016, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.     Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2016

By:	/s/ Alan Clark
Alan Clark, Treasurer and Controller

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

