Form 10-Q
period 2018-06-30
Mewbourne Energy Partners 10-A, L.P.
filed 2018-08-14
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$6,179	$12,053
Accounts receivable, affiliate	508,619	512,025
Prepaid state taxes	5,240	2,673
Total current assets	520,038	526,751

Oil and gas properties at cost, full-cost method	69,478,848	69,482,629
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(64,369,932)	(64,213,326)
	5,108,916	5,269,303

Total assets	$5,628,954	$5,796,054

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$124,770	$77,754
Total current liabilities	124,770	77,754

Asset retirement obligation	883,120	863,754
Total liabilities	1,007,890	941,508

Partners’ capital	4,621,064	4,854,546

Total liabilities and partners’ capital	$5,628,954	$5,796,054

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$496,907	$339,798	$925,630	$748,510
Gas sales	270,897	303,990	518,595	605,874
Total revenues	767,804	643,788	1,444,225	1,354,384

Expenses:
Lease operating expense	184,378	202,559	413,022	431,345
Production taxes	48,968	36,421	90,974	79,969
Administrative and general expense	62,485	49,330	102,069	89,593
Depreciation, depletion, and amortization	84,345	89,281	156,606	180,280
Asset retirement obligation accretion	9,211	8,800	18,422	17,689
Total expenses	389,387	386,391	781,093	798,876

Net income	$378,417	$257,397	$663,132	$555,508

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL

For the six months ended June 30, 2018

(Unaudited)

Partners’ Capital

Balance at December 31, 2017	$4,854,546

Cash distributions	(896,614)
Net income	663,132

Balance at June 30, 2018	$4,621,064

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income	$663,132	$555,508
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	156,606	180,280
Asset retirement obligation accretion	18,422	17,689
Plugging and abandonment cost paid from asset retirement obligation	—	(8,689)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	3,406	11,748
Prepaid state taxes	(2,567)	(2,596)
Accounts payable, affiliate	47,016	(774)
Net cash provided by operating activities	886,015	753,166

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	5,399	—
Development of oil and gas properties	(674)	(2,223)
Net cash provided by (used in) investing activities	4,725	(2,223)

Cash flows from financing activities:
Cash distributions to partners	(896,614)	(733,112)
Net cash used in financing activities	(896,614)	(733,112)

Net (decrease) increase in cash	(5,874)	17,831
Cash, beginning of period	12,053	7,860
Cash, end of period	$6,179	$25,691

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$944	$1,159

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

3.      Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the six months ended June 30, 2018 or 2017.

4.      Asset Retirement Obligations

The Partnership has recognized an estimated asset retirement obligation liability (“ARO”) for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled. Depletion expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$863,754	$834,771
Liabilities incurred	944	2,777
Liabilities reduced due to plugging and abandonments	—	(9,099)
Accretion expense	18,422	35,305
Balance, end of period	$883,120	$863,754

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $395,268 at June 30, 2018.

During the six months ended June 30, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $896,614 as compared to $733,112 for the six months ended June 30, 2017. Since inception, the Partnership has made distributions of $67,743,742, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2018 as compared to the three months ended June 30, 2017:

	Three Months Ended June 30,
	2018	2017
Oil sales	$496,907	$339,798
Barrels produced	7,976	7,547
Average price/bbl	$62.30	$45.02

Gas sales	$270,897	$303,990
Mcf produced	73,689	82,548
Average price/mcf	$3.68	$3.68

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $124,016 a 19.3% increase, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Of this increase, $130,382 was due to an increase in the average price of oil sold. The price rose to $62.30 from $45.02 per barrel (bbl) for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Also contributing to the increase in revenue was $26,727 from an increase in the volume of oil sold by 429 bbls for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Partially offsetting the increase in revenue was a decrease of $32,568 due to the decline in the volume of gas sold by 8,859 thousand cubic feet (mcf) for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Also partially offsetting the increase in revenue was a decrease of $525 due to a decline in the average price of gas sold to $3.676 from $3.683 per mcf for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

Lease operations. Lease operating expense during the three months ended June 30, 2018 decreased to $184,378 from $202,559 for the three months ended June 30, 2017 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three months ended June 30, 2018 increased to $48,968 from $36,421 for the three months ended June 30, 2017. This was due to higher overall oil and gas revenue for the three months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2018 rose to $62,485 from $49,330 for the three months ended June 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2018 decreased to $84,345 from $89,281 for the three months ended June 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

Results of Operations

For the six months ended June 30, 2018 as compared to the six months ended June 30, 2017:

	Six Months Ended June 30,
	2018	2017
Oil sales	$925,630	$748,510
Barrels produced	15,058	16,117
Average price/bbl	$61.47	$46.44

Gas sales	$518,595	$605,874
Mcf produced	142,272	161,486
Average price/mcf	$3.65	$3.75

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $89,841, a 6.6% increase, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Of this increase, $242,218 was due to the increase in the average price of oil sold. The average price rose to $61.47 from $46.44 per barrel (bbl) for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Partially offsetting this increase were $65,098 and $70,037 due to declines in the volumes of oil and gas sold, respectively, by 1,059 bbls and 19,214 thousand cubic feet (mcf) for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Also partially offsetting the increase in revenue was a decline of $17,242 due to a decrease in the average price of gas sold to $3.65 from $3.75 per mcf for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Lease operations. Lease operating expense during the six months ended June 30, 2018 decreased to $413,022 from $431,345 for the six months ended June 30, 2017 due to fewer well repairs and workovers.

Production taxes. Production taxes during the six months ended June 30, 2018 increased to $90,974 from $79,969 for the six months ended June 30, 2017. This was due to higher overall oil and gas revenue for the six months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2018 rose to $102,069 from $89,593 for the six months ended June 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2018 decreased to $156,606 from $180,280 for the six months ended June 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization and to the overall decline in production.

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

2.      Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2018, a 10% change in the price received for oil and gas production would have had an approximate $144,000 impact on revenue.

3.      Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended June 30, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:      August 14, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board
Executive Vice President
Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

