Form 10-Q
period 2018-09-30
Mewbourne Energy Partners 10-A, L.P.
filed 2018-11-14
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS

Cash	$2,628	$12,053
Accounts receivable, affiliate	507,076	512,025
Prepaid state taxes	6,915	2,673
Total current assets	516,619	526,751

Oil and gas properties at cost, full-cost method	69,526,391	69,482,629
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(64,449,578)	(64,213,326)
	5,076,813	5,269,303

Total assets	$5,593,432	$5,796,054

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$125,349	$77,754
Total current liabilities	125,349	77,754

Asset retirement obligation	893,930	863,754
Total liabilities	1,019,279	941,508

Partners’ capital	4,574,153	4,854,546

Total liabilities and partners’ capital	$5,593,432	$5,796,054

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Oil sales	$515,062	$299,896	$1,440,692	$1,048,406
Gas sales	244,275	287,627	762,870	893,501
Total revenues	759,337	587,523	2,203,562	1,941,907

Expenses:
Lease operating expense	198,902	185,463	611,924	616,808
Production taxes	50,064	33,893	141,038	113,862
Administrative and general expense	33,333	32,862	135,402	122,455
Depreciation, depletion, and amortization	79,646	80,431	236,252	260,711
Asset retirement obligation accretion	9,232	8,808	27,654	26,497
Total expenses	371,177	341,457	1,152,270	1,140,333

Net income	$388,160	$246,066	$1,051,292	$801,574

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the nine months ended September 30, 2018
(Unaudited)

Partners’ Capital

Balance at December 31, 2017	$4,854,546

Cash distributions	(1,331,685)
Net income	1,051,292

Balance at September 30, 2018	$4,574,153

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$1,051,292	$801,574
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	236,252	260,711
Asset retirement obligation accretion	27,654	26,497
Plugging and abandonment cost paid from asset retirement obligation	—	(15,905)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	4,949	8,889
Prepaid state taxes	(4,242)	(3,487)
Accounts payable, affiliate	47,595	(2,287)
Net cash provided by operating activities	1,363,500	1,075,992

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	5,464	806
Development of oil and gas properties	(46,704)	(11,118)
Net cash used in investing activities	(41,240)	(10,312)

Cash flows from financing activities:
Cash distributions to partners	(1,331,685)	(1,058,163)
Net cash used in financing activities	(1,331,685)	(1,058,163)

Net (decrease) increase in cash	(9,425)	7,517
Cash, beginning of period	12,053	7,860
Cash, end of period	$2,628	$15,377
Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$2,522	$9,583

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

3.       Accounting for Oil and Gas Producing Activities

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2018 and 2017, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the nine months ended September 30, 2018 or 2017.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2018 and the year ended December 31, 2017 is as follows:

	2018	2017
Balance, beginning of period	$863,754	$834,771
Liabilities incurred	2,522	2,777
Liabilities reduced due to plugging and abandonments	—	(9,099)
Accretion expense	27,654	35,305
Balance, end of period	$893,930	$863,754

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

The Partnership participates in oil and gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

	Partnership	D (1)
Revenues:
Proceeds from disposition of depreciable and depletable properties	75%	25%
All other revenues	75%	25%

Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Reporting and legal expenses	100%	0%
Operating costs, general and administrative expenses (except for
reporting and legal expenses) and all other costs	75%	25%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 15% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 15% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 15%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 10-A, L.P. (“the Partnership”) was formed February 9, 2010. The offering of limited and general partnership interests began May 1, 2010 and concluded August 2, 2010, with total investor contributions of $73,000,000. During 2012, all general partner equity interests were converted to limited partner equity interests.

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $391,270 at September 30, 2018.

During the nine months ended September 30, 2018, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $1,331,685 as compared to $1,058,163 for the nine months ended September 30, 2017. Since inception, the Partnership has made distributions of $68,178,813, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017:

	Three Months Ended September 30,
	2018	2017
Oil sales	$515,062	$299,896
Barrels produced	8,549	6,704
Average price/bbl	$60.25	$44.73

Gas sales	$244,275	$287,627
Mcf produced	68,302	76,717
Average price/mcf	$3.58	$3.75

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $171,814 a 29.2% increase, for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Of this increase, $111,158 was due to an increase in the volume of oil sold by 1,845 barrels (bbls) for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The increase in the volume sold was due to well payouts from farm outs.

Also contributing to the increase in revenue was $104,008 from an increase in the average price of oil sold. The price rose to $60.25 from $44.73 per bbl for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Partially offsetting the increase in revenue was a decrease of $30,095 due to the decline in the volume of gas sold by 8,415 thousand cubic feet (mcf) for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Also partially offsetting the increase in revenue was a decrease of $13,257 due to a decline in the average price of gas sold to $3.58 from $3.75 per mcf for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

Lease operations. Lease operating expense during the three months ended September 30, 2018 increased to $198,902 from $185,463 for the three months ended September 30, 2017 due to more well repairs and workovers.

Production taxes. Production taxes during the three months ended September 30, 2018 increased to $50,064 from $33,893 for the three months ended September 30, 2017. This was due to higher overall oil and gas revenue for the three months ended September 30, 2018.

Results of Operations

For the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017:

	Nine Months Ended September 30,
	2018	2017
Oil sales	$1,440,692	$1,048,406
Barrels produced	23,607	22,821
Average price/bbl	$61.03	$45.94

Gas sales	$762,870	$893,501
Mcf produced	210,574	238,203
Average price/mcf	$3.62	$3.75

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $261,655 a 13.5% increase, for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Of this increase, $344,318 was due to the increase in the average price of oil sold. The average price rose to $61.03 from $45.94 per barrel (bbl) for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Also contributing to the increase in revenue was $47,968 from an increase in the volume of oil sold by 786 bbls.

Partially offsetting this increase was $100,095 from a decline in the volume of gas sold of 27,629 thousand cubic feet (mcf) for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Also partially offsetting the increase in revenue was a decline of $30,536 from a decrease in the average price of gas sold to $3.62 from $3.75 per mcf for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Lease operations. Lease operating expense during the nine months ended September 30, 2018 decreased to $611,924 from $616,808 for the nine months ended September 30, 2017 due to fewer well repairs and workovers.

Production taxes. Production taxes during the nine months ended September 30, 2018 increased to $141,038 from $113,862 for the nine months ended September 30, 2017. This was due to higher overall oil and gas revenue for the nine months ended September 30, 2018.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2018 rose to $135,402 from $122,455 for the nine months ended September 30, 2017 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2018 decreased to $236,252 from $260,711 for the nine months ended September 30, 2017 due to the prior period cost ceiling write-downs that reduced the balance of the full cost pool subject to amortization.

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

2.   Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2018, a 10% change in the price received for oil and gas production would have had an approximate $220,000 impact on revenue.

 3.   Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2017 annual report on internal control over financial reporting, and for the quarter ended September 30, 2018, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  November 14, 2018

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

