Form 10-Q
period 2019-03-31
Mewbourne Energy Partners 10-A, L.P.
filed 2019-05-15
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash	$11,016	$4,970
Accounts receivable, affiliate	579,178	416,639
Prepaid state taxes	6,701	5,026
Total current assets	596,895	426,635

Oil and gas properties at cost, full-cost method	69,527,761	69,526,757
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(64,626,545)	(64,536,831)
	4,901,216	4,989,926
Total assets	$5,498,111	$5,416,561

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$147,276	$106,387
Total current liabilities	147,276	106,387

Asset retirement obligation	911,074	901,457
Total liabilities	1,058,350	1,007,844

Partners’ capital	4,439,761	4,408,717

Total liabilities and partners’ capital	$5,498,111	$5,416,561

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2019	2018
Revenues:
Oil sales	$557,981	$428,723
Gas sales	200,628	247,698
Total revenues	758,609	676,421

Expenses:
Lease operating expense	221,307	228,644
Production taxes	54,630	42,006
Administrative and general expense	51,646	39,584
Depreciation, depletion, and amortization	89,714	72,261
Asset retirement obligation accretion	9,617	9,211
Total expenses	426,914	391,706

Net income	$331,695	$284,715

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the three months ended March 31, 2019
(Unaudited)

Partners’ Capital

Balance at December 31, 2018	$4,408,717
Cash distributions	(300,651)
Net income	331,695

Balance at March 31, 2019	$4,439,761

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$331,695	$284,715
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	89,714	72,261
Asset retirement obligation accretion	9,617	9,211
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(162,539)	80,589
Prepaid state taxes	(1,675)	(891)
Accounts payable, affiliate	39,759	63,489
Net cash provided by operating activities	306,571	509,374

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	561	5,399
Development of oil and gas properties	(435)	(674)
Net cash provided by investing activities	126	4,725

Cash flows from financing activities:
Cash distributions to partners	(300,651)	(471,614)
Net cash used in financing activities	(300,651)	(471,614)

Net increase in cash	6,046	42,485
Cash, beginning of period	4,970	12,053

Cash, end of period	$11,016	$54,538

Supplemental Cash Flow Information:
Change to net oil and gas properties related to asset retirement
obligation liabilities	$—	$944
Changes to oil and gas property additions included in accounts payable, affiliate	$1,130	$—

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

2.       Summary of Significant Accounting Policies

Reference is hereby made to the Registrant’s Annual Report on Form 10-K for 2018, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing the quarterly report included herein.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At March 31, 2019 and 2018, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the three months ended March 31, 2019 or 2018.

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases.” ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the way lease expenses are accounted for. This update is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. This update should be applied using a modified retrospective approach, and early adoption is permitted. In January 2018, the FASB issued ASU 2018-01, which permits an entity to elect an optional transition practical expedient to not evaluate land easements that exist or expire before the Partnership’s adoption of Topic 842 and that were not previously accounted for as leases under Topic 840. The Partnership adopted the new standard on the effective date of January 1, 2019. As the Partnership has no leases, this standard had no impact on its financial statements.

3.       Asset Retirement Obligations

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2019 and the year ended December 31, 2018 is as follows:

	2019	2018
Balance, beginning of period	$901,457	$863,754
Liabilities incurred	—	3,197
Liabilities reduced due to settlements	—	(2,290)
Accretion expense	9,617	36,796
Balance, end of period	$911,074	$901,457

4.       Oil and Gas Sales

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the three months ended March 31, 2019 or 2018. The Partnership cannot ensure that such losses will not occur in the future.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $449,619 at March 31, 2019.

During the three months ended March 31, 2019, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $300,651 as compared to $471,614 for the three months ended March 31, 2018. Since inception, the Partnership has made distributions of $68,913,028, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2019 as compared to the three months ended March 31, 2018:

	Three Months Ended March 31,
	2019	2018
Oil sales	$557,981	$428,723
Barrels produced	12,032	7,082
Average price/bbl	$46.37	$60.54

Gas sales	$200,628	$247,698
Mcf produced	71,128	68,583
Average price/mcf	$2.82	$3.61

Oil and gas revenues. As shown in the above table, total oil and gas sales increased by $82,188, a 12.2% increase, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Of this increase, $229,555 and $7,179 were due to increases in the volumes of oil and gas sold, respectively, by 4,950 barrels (bbls) and 2,545 mcf for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. The increase in the volumes sold were due to well payouts from farm outs.

Partially offsetting the increase in revenue were decreases of $100,297 and $54,249 from declines in the average prices of oil and gas sold, respectively. The price fell to $46.37 from $60.54 per bbl and to $2.82 from $3.61 per mcf for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Lease operations. Lease operating expense during the three months ended March 31, 2019 decreased to $221,307 from $228,644 for the three months ended March 31, 2018 due to fewer well repairs and workovers.

Production taxes. Production taxes during the three months ended March 31, 2019 increased to $54,630 from $42,006 for the three months ended March 31, 2018. This was due to higher overall oil and gas revenue for the three months ended March 31, 2019.

Administrative and general expense. Administrative and general expense for the three months ended March 31, 2019 rose to $51,646 from $39,584 for the three months ended March 31, 2018 due to increased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended March 31, 2019 increased to $89,714 from $72,261 for the three months ended March 31, 2018 due to the overall increase in production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2019, a 10% change in the price received for oil and gas production would have had an approximate $76,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2018 annual report on internal control over financial reporting, and for the quarter ended March 31, 2019, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 15, 2019

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

