Form 10-Q
period 2019-06-30
Mewbourne Energy Partners 10-A, L.P.
filed 2019-08-14
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Securities registered pursuant to Section 12(b) of the Exchange Act: None

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1.

Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Cash	$4,566	$4,970
Accounts receivable, affiliate	447,303	416,639
Prepaid state taxes	8,442	5,026
Total current assets	460,311	426,635

Oil and gas properties at cost, full-cost method	69,585,194	69,526,757
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(64,700,888)	(64,536,831)
	4,884,306	4,989,926

Total assets	$5,344,617	$5,416,561

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$103,853	$106,387
Total current liabilities	103,853	106,387

Asset retirement obligation	921,905	901,457
Total liabilities	1,025,758	1,007,844

Partners' capital	4,318,859	4,408,717

Total liabilities and partners' capital	$5,344,617	$5,416,561

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$468,750	$496,907	$1,026,731	$925,630
Gas sales	146,078	270,897	346,706	518,595
Total revenues	614,828	767,804	1,373,437	1,444,225

Expenses:
Lease operating expense	223,335	184,378	444,642	413,022
Production taxes	40,531	48,968	95,161	90,974
Administrative and general expense	47,885	62,485	99,531	102,069
Depreciation, depletion, and amortization	74,343	84,345	164,057	156,606
Asset retirement obligation accretion	9,636	9,211	19,253	18,422
Total expenses	395,730	389,387	822,644	781,093

Net income	$219,098	$378,417	$550,793	$663,132

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the six months ended June 30, 2019

(Unaudited)

Partners' Capital
Balance at December 31, 2018	$4,408,717

Cash distributions	(640,651)
Net income	550,793

Balance at June 30, 2019	$4,318,859

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$550,793	$663,132
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	164,057	156,606
Asset retirement obligation accretion	19,253	18,422
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(30,664)	3,406
Prepaid state taxes	(3,416)	(2,567)
Accounts payable, affiliate	(2,534)	47,016
Net cash provided by operating activities	697,489	886,015

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	561	5,399
Development of oil and gas properties	(57,803)	(674)
Net cash (used in) provided by investing activities	(57,242)	4,725

Cash flows from financing activities:
Cash distributions to partners	(640,651)	(896,614)
Net cash used in financing activities	(640,651)	(896,614)

Net decrease in cash	(404)	(5,874)
Cash, beginning of period	4,970	12,053
Cash, end of period	$4,566	$6,179

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$1,195	$944
Changes to oil and gas property additions included in accounts payable, affiliate	$—	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At June 30, 2019 and 2018, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the six months ended June 30, 2019 or 2018.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the six months ended June 30, 2019 and the year ended December 31, 2018 is as follows:

	2019	2018
Balance, beginning of period	$901,457	$863,754
Liabilities incurred	1,195	3,197
Liabilities reduced due to settlements	—	(2,290)
Accretion expense	19,253	36,796
Balance, end of period	$921,905	$901,457

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the six months ended June 30, 2019 or 2018. The Partnership cannot ensure that such losses will not occur in the future.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $356,458 at June 30, 2019.

During the six months ended June 30, 2019, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $640,651 as compared to $896,614 for the six months ended June 30, 2018. Since inception, the Partnership has made distributions of $69,253,028, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2019 as compared to the three months ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018
Oil sales	$468,750	$496,907
Barrels produced	8,061	7,976
Average price/bbl	$58.15	$62.30

Gas sales	$146,078	$270,897
Mcf produced	69,322	73,689
Average price/mcf	$2.11	$3.68

Oil and gas revenues. As shown in the above table, total oil and gas sales fell by $152,976, a 19.9% decrease, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Of this decrease, $33,100 and $115,617 were from declines in the average prices of oil and gas sold, respectively. The price fell to $58.15 from $62.30 per barrel (bbl) and to $2.11 from $3.68 per thousand cubic feet (mcf0 for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Also contributing to the decreased revenue was $9,202 from a decrease in the volume of gas sold by 4,367 mcf for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018.

Partially offsetting the decrease in revenue was an increase of $4,943 from an increase in the volume of oil sold by 85 bbls.

Lease operations. Lease operating expense during the three months ended June 30, 2019 increased to $223,335 from $184,378 for the three months ended June 30, 2018 due to more well repairs and workovers.

Production taxes. Production taxes during the three months ended June 30, 2019 decreased to $40,531 from $48,968 for the three months ended June 30, 2018. This was due to lower overall oil and gas revenue for the three months ended June 30, 2019.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2019 fell to $47,885 from $62,485 for the three months ended June 30, 2018 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended June 30, 2019 decreased to $74,343 from $84,345 for the three months ended June 30, 2018 due to the overall decrease in production.

Results of Operations

For the six months ended June 30, 2019 as compared to the six months ended June 30, 2018:

	Six Months Ended June 30,
	2019	2018
Oil sales	$1,026,731	$925,630
Barrels produced	20,093	15,058
Average price/bbl	$51.10	$61.47

Gas sales	$346,706	$518,595
Mcf produced	140,450	142,272
Average price/mcf	$2.47	$3.65

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $70,788, a 4.9% decrease, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Of this decrease, $156,182 and $167,391 were from declines in the average prices of oil and gas sold, respectively. The price fell to $51.10 from $61.47 per barrel (bbl) and to $2.47 from $3.65 per thousand cubic feet (mcf) for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Also contributing to the decreased revenue was $4,498 from a decline in the volume of gas sold by 1,822 mcf.

Partially offsetting the decreased revenue was an increase of $257,283 from an increase in the volume of oil sold by 5,035 bbls. This increase was principally due to farmout reversions.

Lease operations. Lease operating expense during the six months ended June 30, 2019 increased to $444,642 from $413,022 for the six months ended June 30, 2018 due to more well repairs and workovers.

Production taxes. Production taxes during the six months ended June 30, 2019 increased to $95,161 from $90,974 for the six months ended June 30, 2018. This was due to production tax credits received for the six months ended June 30, 2018.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2019 fell to $99,531 from $102,069 for the six months ended June 30, 2018 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the six months ended June 30, 2019 increased to $164,057 from $156,606 for the six months ended June 30, 2018 due to the overall increase in production.

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

2.

Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2019, a 10% change in the price received for oil and gas production would have had an approximate $137,000 impact on revenue.

3.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2018 annual report on internal control over financial reporting, and for the quarter ended June 30, 2019, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2019

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

