Form 10-Q
period 2019-09-30
Mewbourne Energy Partners 10-A, L.P.
filed 2019-11-14
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS

Cash	$6,572	$4,970
Accounts receivable, affiliate	416,696	416,639
Prepaid state taxes	10,182	5,026
Total current assets	433,450	426,635

Oil and gas properties at cost, full-cost method	69,539,348	69,526,757
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(66,221,801)	(64,536,831)
	3,317,547	4,989,926

Total assets	$3,750,997	$5,416,561

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$119,246	$106,387
Total current liabilities	119,246	106,387

Asset retirement obligation	860,751	901,457
Total liabilities	979,997	1,007,844

Partners’ capital	2,771,000	4,408,717

Total liabilities and partners’ capital	$3,750,997	$5,416,561

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Oil sales	$529,330	$515,062	$1,556,061	$1,440,692
Gas sales	91,696	244,275	438,402	762,870
Total revenues	621,026	759,337	1,994,463	2,203,562

Expenses:
Lease operating expense	227,523	198,902	672,165	611,924
Production taxes	43,860	50,064	139,021	141,038
Administrative and general expense	32,539	33,333	132,070	135,402
Depreciation, depletion, and amortization	57,521	79,646	221,578	236,252
Asset retirement obligation accretion	7,442	9,232	26,695	27,654
Total expenses	368,885	371,177	1,191,529	1,152,270

Net income	$252,141	$388,160	$802,934	$1,051,292

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
For the nine months ended September 30, 2019
(Unaudited)

Partners’ Capital

Balance at December 31, 2018	$4,408,717

Cash distributions	(2,440,651)
Net income	802,934

Balance at September 30, 2019	$2,771,000

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$802,934	$1,051,292
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	221,578	236,252
Asset retirement obligation accretion	26,695	27,654
Plugging and abandonment cost paid from asset retirement obligation	(3,103)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(57)	4,949
Prepaid state taxes	(5,156)	(4,242)
Accounts payable, affiliate	11,696	47,595
Net cash provided by operating activities	1,054,587	1,363,500

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	1,448,273	5,464
Development of oil and gas properties	(60,607)	(46,704)
Net cash provided by (used in) investing activities	1,387,666	(41,240)

Cash flows from financing activities:
Cash distributions to partners	(2,440,651)	(1,331,685)
Net cash used in financing activities	(2,440,651)	(1,331,685)

Net increase (decrease) in cash	1,602	(9,425)
Cash, beginning of period	4,970	12,053

Cash, end of period	$6,572	$2,628

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(64,298)	$2,522

Changes to oil and gas property additions included in accounts payable, affiliate	$1,163	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and gas properties are capitalized. Depreciation, depletion and amortization of oil and gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and gas properties. At September 30, 2019 and 2018, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the nine months ended September 30, 2019 or 2018.

In the third quarter of 2019, the Partnership received $1,447,711 in sales proceeds from the sale of its interests in oil and gas wells to Summit West Resources L.P. Due to immateriality, these sales proceeds were recorded as an adjustment to the full cost pool and no gain or loss was recognized.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2019 and the year ended December 31, 2018 is as follows:

	2019	2018
Balance, beginning of period	$901,457	$863,754
Liabilities incurred	1,347	3,197
Liabilities reduced due to settlements, plugging and abandonments, and sale	(68,748)	(2,290)
Accretion expense	26,695	36,796
Balance, end of period	$860,751	$901,457

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the nine months ended September 30, 2019 or 2018. The Partnership cannot ensure that such losses will not occur in the future.

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

Sale of Wells

In the third quarter of 2019, the Partnership received $1,447,711 in sales proceeds from the sale of its interests in oil and gas wells to Summit West Resources L.P. Under the full cost method, all oil and gas properties in each country are combined into a common pool. Conceptually, each property loses its separate identity, and sales and abandonments of properties are generally treated as adjustments of capitalized costs with no gains or losses recognized unless material to reserves or to the rate of depletion. Due to immateriality, these sales proceeds were recorded as an adjustment to the full cost pool and no gain or loss was recognized.

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

Future capital requirements and operations will be conducted with available funds generated from oil and gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $314,204 at September 30, 2019.

During the nine months ended September 30, 2019, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $2,440,651 as compared to $1,331,685 for the nine months ended September 30, 2018. Since inception, the Partnership has made distributions of $71,053,028, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2019 as compared to the three months ended September 30, 2018:

	Three Months Ended September 30,
	2019	2018
Oil sales	$529,330	$515,062
Barrels produced	10,124	8,549
Average price/bbl	$52.28	$60.25

Gas sales	$91,696	$244,275
Mcf produced	70,363	68,302
Average price/mcf	$1.30	$3.58

Oil and gas revenues. As shown in the above table, total oil and gas sales fell by $138,311, an 18.2% decrease, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Of this decrease, $68,080 and $155,265 were from declines in the average prices of oil and gas sold, respectively. The price fell to $52.28 from $60.25 per barrel (bbl) and to $1.30 from $3.58 per thousand cubic feet (mcf) for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018.

Partially offsetting the decrease in revenue were increases of $82,348 and $2,686 from increases in the volumes of oil gas and gas sold, respectively, by 1,575 bbls and 2,061 mcf for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The sale of interests in some oil and gas wells did not have a material impact on the overall increase in production.

Lease operations. Lease operating expense during the three months ended September 30, 2019 increased to $227,523 from $198,902 for the three months ended September 30, 2018 due to more well repairs and workovers.

Production taxes. Production taxes during the three months ended September 30, 2019 decreased to $43,860 from $50,064 for the three months ended September 30, 2018. This was due to lower overall oil and gas revenue for the three months ended September 30, 2019.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2019 fell to $32,539 from $33,333 for the three months ended September 30, 2018 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2019 decreased to $57,521 from $79,646 for the three months ended September 30, 2018 due to the reduction of the full cost pool by $1,447,711 from the sale of its interests in oil and gas wells. Due to immateriality, these sales proceeds were recorded as a reduction to the full cost pool in accordance with the full cost method of accounting.

Results of Operations

For the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018:

	Nine Months Ended September 30,
	2019	2018
Oil sales	$1,556,061	$1,440,692
Barrels produced	30,217	23,607
Average price/bbl	$51.50	$61.03

Gas sales	$438,402	$762,870
Mcf produced	210,813	210,574
Average price/mcf	$2.08	$3.62

Oil and gas revenues. As shown in the above table, total oil and gas sales decreased by $209,099, a 9.5% decrease, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Of this decrease, $225,021 and $324,965 were from declines in the average prices of oil and gas sold, respectively. The price fell to $51.50 from $61.03 per barrel (bbl) and to $2.08 from $3.62 per thousand cubic feet (mcf) for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Partially offsetting the decrease in revenue were increases of $340,390 and $497 from increases in the volumes of oil gas and gas sold, respectively, by 6,610 bbls and 239 mcf for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The sale of interests in some oil and gas wells did not have a material impact on the overall increase in production.

Lease operations. Lease operating expense during the nine months ended September 30, 2019 increased to $672,165 from $611,924 for the nine months ended September 30, 2018 due to more well repairs and workovers.

Production taxes. Production taxes during the nine months ended September 30, 2019 decreased to $139,021 from $141,038 for the nine months ended September 30, 2018. This was due to lower overall oil and gas revenue for the nine months ended September 30, 2019.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2019 fell to $132,070 from $135,402 for the nine months ended September 30, 2018 due to decreased administrative expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2019 decreased to $221,578 from $236,252 for the nine months ended September 30, 2018 due to the reduction of the full cost pool by $1,447,711 from the sale of its interests in oil and gas wells. Due to immateriality, these sales proceeds were recorded as a reduction to the full cost pool in accordance with the full cost method of accounting.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2019, a 10% change in the price received for oil and gas production would have had an approximate $199,000 impact on revenue.

 3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. Since MD’s December 31, 2018 annual report on internal control over financial reporting, and for the quarter ended September 30, 2019, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II –Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2019

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

