Form 10-Q
period 2020-09-30
Mewbourne Energy Partners 10-A, L.P.
filed 2020-11-16
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

INDEX

Part I - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -	3
September 30, 2020 (Unaudited) and December 31, 2019

Condensed Statements of Operations (Unaudited) -	4
For the three months ended September 30, 2020 and 2019
and the nine months ended September 30, 2020 and 2019

Condensed Statement of Changes In Partners’ Capital (Unaudited) -	5
For the three months ended September 30, 2020 and 2019
and the nine months ended September 30, 2020 and 2019

Condensed Statements of Cash Flows (Unaudited) -	6
For the nine months ended September 30, 2020 and 2019

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Disclosure Controls and Procedures	14

Part II - Other Information

Item 1. Legal Proceedings	15

Item 6. Exhibits and Reports on Form 8-K	15

Part I - Financial Information

Item 1. Financial Statements

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS

Cash	$5,265	$3,822
Accounts receivable, affiliate	285,451	408,429
Prepaid state taxes	8,245	5,221
Total current assets	298,961	417,472

Oil and gas properties at cost, full-cost method	69,554,881	69,539,065
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(66,465,629)	(66,281,564)
	3,089,252	3,257,501

Total assets	$3,388,213	$3,674,973

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$99,423	$105,105
Total current liabilities	99,423	105,105

Asset retirement obligation	900,227	869,657
Total liabilities	999,650	974,762

Partners' capital	2,388,563	2,700,211

Total liabilities and partners' capital	$3,388,213	$3,674,973

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Oil sales	$371,205	$529,330	$828,551	$1,556,061
Gas sales	110,607	91,696	251,704	438,402
Total revenues	481,812	621,026	1,080,255	1,994,463

Expenses:
Lease operating expense	156,759	227,523	551,597	672,165
Production taxes	35,752	43,860	75,941	139,021
Administrative and general expense	19,166	32,539	115,682	132,070
Depreciation, depletion, and amortization	76,858	57,521	184,065	221,578
Asset retirement obligation accretion	9,311	7,442	27,921	26,695
Total expenses	297,846	368,885	955,206	1,191,529

Net income	$183,966	$252,141	$125,049	$802,934

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Beginning balance	$2,279,597	$4,318,859	$2,700,211	$4,408,717

Cash distributions	(75,000)	(1,800,000)	(436,697)	(2,440,651)
Net income	183,966	252,141	125,049	802,934

Ending balance	$2,388,563	$2,771,000	$2,388,563	$2,771,000

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$125,049	$802,934
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	184,065	221,578
Asset retirement obligation accretion	27,921	26,695
Plugging and abandonment cost paid from asset retirement obligation	—	(3,103)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	122,978	(57)
Prepaid state taxes	(3,024)	(5,156)
Accounts payable, affiliate	(5,682)	11,696
Net cash provided by operating activities	451,307	1,054,587

Cash flows from investing activities:
Proceeds from sale of oil and gas properties	2,169	1,448,273
Development of oil and gas properties	(15,336)	(60,607)
Net cash (used in) provided by investing activities	(13,167)	1,387,666

Cash flows from financing activities:
Cash distributions to partners	(436,697)	(2,440,651)
Net cash used in financing activities	(436,697)	(2,440,651)

Net increase in cash	1,443	1,602
Cash, beginning of period	3,822	4,970

Cash, end of period	$5,265	$6,572

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$2,649	$(64,298)

Changes to oil and gas properties included in accounts payable, affiliate	$—	$1,163

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.       Description of Business

Mewbourne Energy Partners 10-A, L.P., (the “Registrant” or the “Partnership”), a Delaware limited partnership engaged primarily in oil and natural gas development and production in Texas, Oklahoma, and New Mexico, was organized on February 9, 2010. During 2012, all general partner equity interests were converted to limited partner equity interests. In accordance with the laws of the State of Delaware, Mewbourne Development Corporation (“MD”), a Delaware Corporation, has been appointed as the Partnership's managing general partner. MD has no significant equity interest in the Partnership.

2.       Summary of Significant Accounting Policies

Reference is hereby made to the financial statements within the Registrant’s Annual Report on Form 10-K for 2019, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing these financial statements within the quarterly report included herein.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At September 30, 2020 and 2019, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of-the-month oil and natural gas prices, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs for the nine months ended September 30, 2020 or 2019.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2020 and the year ended December 31, 2019 is as follows:

	2020	2019
Balance, beginning of period	$869,657	$901,457
Liabilities incurred	2,649	1,347
Liabilities reduced due to plugging and abandonments	—	(68,748)
Accretion expense	27,921	35,601
Balance, end of period	$900,227	$869,657

4.       Oil and Natural Gas Sales

The Partnership’s oil and condensate production is sold and revenue recognized at or near the Partnership’s wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of natural gas applicable to the Partnership’s interest are recorded as revenue when the natural gas is metered and title transferred pursuant to the natural gas sales contracts covering the Partnership’s interest in natural gas reserves.

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the nine months ended September 30, 2020 or 2019. The Partnership cannot ensure that such losses will not occur in the future.

The Partnership has only non-operated working interests in oil and natural gas wells and receives monthly net revenue checks from the operator of these oil and natural gas wells. Each unit of oil and natural gas is accounted for as a separate performance obligation. It recognizes revenue for oil and condensate when control transfers to the purchaser at a contractually specified delivery point at or near the wellhead at market prices in accordance with the contractual arrangement. Sales of natural gas applicable to the Partnership’s interest are recorded as revenue when the natural gas is metered and control is transferred pursuant to the natural gas sales contracts covering the Partnership’s interest in natural gas reserves.

Disaggregation of Revenue

The Partnership has identified two material revenue streams in its business: oil sales and natural gas sales. Revenue attributable to each of the Partnership’s identified revenue streams is disaggregated in the Statements of Operations.

Principal versus agent

In the case of the non-operating agreements, the operator is responsible for providing the goods due to its contractual obligations with the purchaser. Based on the joint operating and marketing agreement arrangements between the Partnership and operator, the Partnership does not take title to the product prior to the operator’s ultimate sale to a customer. The operator is responsible for fulfilling promises to provide specified goods and remitting proceeds back to the Partnership for the Partnership’s proportionate share of the total product sold. MOC, rather than the Partnership, is primarily responsible for fulfilling promises to provide specified goods. MOC, as the operator, enters the sales contract with the third-party customers and directs all activities from the wellhead to the delivery point that make the commodity available to the customer; there is no agreement between the Partnership and the customers. In the event a production delay occurs because of, for example, well-equipment failure, MOC is responsible for correcting the issues preventing fulfillment of its promises to deliver product to its customers.

Accounts Receivable, affiliate

Under the Partnership's joint operating and marketing agreements, the Partnership is entitled to consideration as production occurs at the wellhead and the value of such consideration is an estimate. Final amounts are only determined upon sale by the operator to the ultimate third-party customer, and recorded in “Accounts receivable, affiliate” in its balance sheet.

5.       Related Party Transactions

In accordance with the laws of the State of Delaware, MD has been appointed as the Partnership's managing general partner. MD has no significant equity interest in the Partnership. Mewbourne Oil Company (“MOC”) is operator of oil and natural gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

The Partnership participates in oil and natural gas activities through a Drilling Program Agreement (the “Program”). In the ordinary course of business, MOC will incur certain costs that will be passed on to owners of the well for which the costs were incurred. The Partnership will receive its portion of these costs based upon its ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and natural gas industry. Operator charges include recovery of natural gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Services and operator charges are billed in accordance with the Program and Partnership agreements.

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

The Partnership participates in oil and natural gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

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

6.       COVID-19

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in oil production by Russia and the Organization of Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. During the nine months ended September 30, 2020, this resulted in declines in production due to temporary production shut-ins from certain of the Partnership’s non-operated oil and natural gas properties. These revenue and production declines resulted in limited cash resources, negative working capital, and the Partnership being carried by the operator as of June 30, 2020. Consequently, as of June 30, 2020, there was substantial doubt about the Partnership’s ability to continue as a going concern. During the three months ended September 30, 2020, the shut-in wells resumed normal production and oil and natural gas prices have increased from the prior period and remained stable in the current period, resulting in positive working capital and the Partnership no longer being carried by the operator as of September 30, 2020. Consequently, there is no longer substantial doubt about the Partnership’s ability to continue as a going concern. The Partnership has no planned drilling activity. If oil or natural gas prices remain depressed or decline, the Partnership may be required to record oil and natural gas property write-downs and strain its liquidity. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce. Although the Partnership cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 10-A, L.P. (“the Partnership”) was formed February 9, 2010, with total investor contributions of $73,000,000. During 2012, all general partner equity interests were converted to limited partner equity interests.

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in oil production by Russia and the Organization of Petroleum Exporting Countries (“OPEC”), particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. During the nine months ended September 30, 2020, this resulted in declines in production due to temporary production shut-ins from certain of the Partnership’s non-operated oil and natural gas properties. The Partnership has no planned drilling activity. If oil or natural gas prices remain depressed or decline, the Partnership may be required to record oil and natural gas property write-downs and strain its liquidity. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce. Although the Partnership cannot estimate the length or gravity of the impacts of these events at this time, if the pandemic and/or decreased oil prices continue, they will have a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions.

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $199,538 at September 30, 2020. During the current economic downturn, if future lease operating expenses and production taxes are in excess of total revenues from the sale of crude oil and natural gas, the Partnership will be carried by the operator.

During the nine months ended September 30, 2020, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $436,697 as compared to $2,440,651 for the nine months ended September 30, 2019. Since inception, the Partnership has made distributions of $71,796,500, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2020 as compared to the three months ended September 30, 2019:

	Three Months Ended September 30,
	2020	2019
Oil sales	$371,205	$529,330
Barrels produced	10,544	10,124
Average price/bbl	$35.21	$52.28

Gas sales	$110,607	$91,696
Mcf produced	60,663	70,363
Average price/mcf	$1.82	$1.30

Oil and natural gas revenues. Oil and natural gas sales fell by $139,214, a 22.4% decrease, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Of this decrease, $172,911 was from a decline in the average price of oil sold. The price fell to $35.21 from $52.28 per barrel (bbl) for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Also contributing to the lower revenue was $17,686 from a decrease in the volume of natural gas sold by 9,700 thousand cubic feet (mcf) for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The temporary shut in of some wells due to lower prices contributed to the decline in volumes.

Partially offsetting this decrease in revenue was an increase of $14,786 from an increase in the volume of oil sold by 420 bbls for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Also partially offsetting this decrease in revenue was an increase of $36,597 due to a rise in the average price of natural gas sold. The price rose to $1.82 from $1.30 per mcf for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019.

Lease operations. Lease operating expense during the three months ended September 30, 2020 decreased to $156,759 from $227,523 for the three months ended September 30, 2019 due to fewer well repairs, workovers and overhead.

Production taxes. Production taxes during the three months ended September 30, 2020 decreased to $35,752 from $43,860 for the three months ended September 30, 2019. This was due to lower overall oil and natural gas revenue for the three months ended September 30, 2020.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2020 fell to $19,166 from $32,539 for the three months ended September 30, 2019 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the three months ended September 30, 2020 increased to $76,858 from $57,521 for the three months ended September 30, 2019. This was because of reduced reserve values due to lower oil and natural gas prices. This increased the rate of depreciation, depletion and amortization for the three months ended September 30, 2020 and therefore the amount of the expense.

Results of Operations

For the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019:

	Nine Months Ended September 30,
	2020	2019
Oil sales	$828,551	$1,556,061
Barrels produced	23,358	30,217
Average price/bbl	$35.47	$51.50

Gas sales	$251,704	$438,402
Mcf produced	176,593	210,813
Average price/mcf	$1.43	$2.08

Oil and natural gas revenues. Oil and natural gas sales fell by $914,208, a 45.8% decrease, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Of this decrease, $484,209 and $137,923 were from declines in the average prices of oil and natural gas sold, respectively. The price fell to $35.47 from $51.50 per barrel (bbl) of oil and to $1.43 from $2.08 per thousand cubic feet (mcf) of natural gas for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

Also contributing to the lower revenue were $243,301 and $48,775 from decreases in the volumes of oil and natural gas sold, respectively, by 6,859 bbls of oil and 34,220 mcf of natural gas for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The temporary shut in of some wells due to lower prices contributed to the decline in volumes.

Lease operations. Lease operating expense during the nine months ended September 30, 2020 decreased to $551,597 from $672,165 for the nine months ended September 30, 2019 due to fewer well repairs, workovers and overhead.

Production taxes. Production taxes during the nine months ended September 30, 2020 decreased to $75,941 from $139,021 for the nine months ended September 30, 2019. This was due to lower overall oil and natural gas revenue for the nine months ended September 30, 2020.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2020 fell to $115,682 from $132,070 for the nine months ended September 30, 2019 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the nine months ended September 30, 2020 decreased to $184,065 from $221,578 for the nine months ended September 30, 2019 due to the overall decline in production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2020, a 10% change in the price received for oil and natural gas production would have had an approximate $108,000 impact on revenue.

 3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended September 30, 2020, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 16, 2020

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

