Form 10-Q
period 2021-03-31
Mewbourne Energy Partners 10-A, L.P.
filed 2021-05-17
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS

Cash	$18,260	$14,964
Accounts receivable, affiliate	480,065	308,658
Prepaid state taxes	2,566	1,925
Total current assets	500,891	325,547

Oil and gas properties at cost, full-cost method	69,553,690	69,553,207
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(66,561,956)	(66,520,886)
	2,991,734	3,032,321

Total assets	$3,492,625	$3,357,868

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$125,753	$113,896
Total current liabilities	125,753	113,896

Asset retirement obligation	918,616	909,538
Total liabilities	1,044,369	1,023,434

Partners' capital	2,448,256	2,334,434

Total liabilities and partners’ capital	$3,492,625	$3,357,868

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2021	2020
Revenues:
Oil sales	$418,966	$408,418
Gas sales	273,836	82,896
Total revenues	692,802	491,314

Expenses:
Lease operating expense	204,168	238,425
Production taxes	49,540	34,732
Administrative and general expense	26,264	62,074
Depreciation, depletion, and amortization	41,070	57,425
Asset retirement obligation accretion	9,704	9,299
Total expenses	330,746	401,955

Net income	$362,056	$89,359

The accompanying notes are an integral part of the financial statements.

4

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	For the
	Three Months Ended
	March 31,
	2021	2020
Beginning balance	$2,334,434	$2,700,211

Cash distributions	(248,234)	(311,697)
Net income	362,056	89,359

Ending balance	$2,448,256	$2,477,873

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$362,056	$89,359
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	41,070	57,425
Asset retirement obligation accretion	9,704	9,299
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(171,407)	129,044
Prepaid state taxes	(641)	(1,740)
Accounts payable, affiliate	10,192	43,429
Net cash provided by operating activities	250,974	326,816

Cash flows from investing activities:
Operator credit received for oil and gas properties	482	—
Development of oil and gas properties	74	(7,366)
Net cash provided by (used in) investing activities	556	(7,366)

Cash flows from financing activities:
Cash distributions to partners	(248,234)	(311,697)
Net cash used in financing activities	(248,234)	(311,697)

Net increase in cash	3,296	7,753
Cash, beginning of period	14,964	3,822

Cash, end of period	$18,260	$11,575

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$(626)	$1,295

Changes to oil and gas properties included in accounts payable, affiliate	$1,665	$—

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

2.       Summary of Significant Accounting Policies

Reference is hereby made to the financial statements within the Registrant’s Annual Report on Form 10-K for 2020, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing these financial statements within the quarterly report included herein.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At March 31, 2021 and 2020, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the three months ended March 31, 2021 and 2020.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the three months ended March 31, 2021 and the year ended December 31, 2020 is as follows:

	2021	2020
Balance, beginning of period	$909,538	$869,657
Liabilities incurred	—	2,649

Liabilities reduced due to settlements	(626)	—
Accretion expense	9,704	37,232
Balance, end of period	$918,616	$909,538

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the three months ended March 31, 2021 or 2020. The Partnership cannot ensure that such losses will not occur in the future.

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

6. COVID-19

In March 2020, COVID-19 was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in oil production by Russia and OPEC, particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market. However, during November and December of 2020 oil prices began to increase and continued to rise during the three months ended March 31, 2021.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. The Partnership has no planned drilling activity. If oil or natural gas prices decline, the Partnership may be required to record oil and natural gas property write-downs and there may be a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 10-A, L.P. (“the Partnership”) was formed February 9, 2010, with total investor contributions of $73,000,000. During 2012, all general partner equity interests were converted to limited partner equity interests.

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. This led to a substantial decrease in oil prices and an increasingly volatile market.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $375,138 at March 31, 2021. If future lease operating expenses and production taxes are in excess of total revenues from the sale of crude oil and natural gas, the Partnership will be carried by the operator.

During the three months ended March 31, 2021, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $248,234 as compared to $311,697 for the three months ended March 31, 2020. Since inception, the Partnership has made distributions of $72,181,747, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2021 as compared to the three months ended March 31, 2020:

	Three Months Ended March 31,
	2021	2020
Oil sales	$418,966	$408,418
Barrels produced	7,964	9,290
Average price/bbl	$52.61	$43.96

Gas sales	$273,836	$82,896
Mcf produced	46,391	61,681
Average price/mcf	$5.90	$1.34

Oil and natural gas revenues. Oil and natural gas sales increased by $201,488, a 41.0% increase, for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Of this increase, $80,306 and $281,194 were due to increases in the average price of oil and natural gas sold, respectively. The average price rose to $52.61 from $43.96 per barrel (bbl) of oil and to $5.90 from $1.34 per thousand cubic feet (mcf) of natural gas for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Partially offsetting this increase in revenue were decreases of $69,758 and $90,254 from decreases in the volumes of oil and natural gas sold, respectively. The volume of oil sold decreased by 1,326 bbls and the volume of natural gas sold decreased by 15,290 mcf for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Lease operations. Lease operating expense during the three months ended March 31, 2021 decreased to $204,168 from $238,425 for the three months ended March 31, 2020 due to fewer well repairs, workovers and overhead.

Production taxes. Production taxes during the three months ended March 31, 2021 increased to $49,540 from $34,732 for the three months ended March 31, 2020. This was due to higher overall oil and natural gas revenue for the three months ended March 31, 2021.

Administrative and general expense. Administrative and general expense for the three months ended March 31, 2021 fell to $26,264 from $62,074 for the three months ended March 31, 2020 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended March 31, 2021 decreased to $41,070 from $57,425 for the three months ended March 31, 2020 due to the overall decrease in oil and natural gas production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2021, a 10% change in the price received for oil and natural gas production would have had an approximate $69,000 impact on revenue.

3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended March 31, 2021, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 17, 2021

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

