Form 10-Q
period 2021-06-30
Mewbourne Energy Partners 10-A, L.P.
filed 2021-08-16
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-54370

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Delaware	27-1903816
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3901 South Broadway, Tyler, Texas	75701
(Address of principal executive offices)	(Zip code)

Registrant's Telephone Number, including area code:	(903) 561-2900

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

Yes ☐   No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Cash	$17,394	$14,964
Accounts receivable, affiliate	512,874	308,658
Prepaid state taxes	2,900	1,925
Total current assets	533,168	325,547

Oil and gas properties at cost, full-cost method	69,553,690	69,553,207
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(66,612,040)	(66,520,886)
Oil and gas properties, net	2,941,650	3,032,321

Total assets	$3,474,818	$3,357,868

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$107,975	$113,896
Total current liabilities	107,975	113,896

Asset retirement obligation	928,320	909,538
Total liabilities	1,036,295	1,023,434

Partners' capital	2,438,523	2,334,434

Total liabilities and partners’ capital	$3,474,818	$3,357,868

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Oil sales	$611,050	$48,928	$1,030,016	$457,346
Natural gas sales	237,180	58,201	511,016	141,097
Total revenues	848,230	107,129	1,541,032	598,443

Expenses:
Lease operating expense	182,270	156,413	386,438	394,838
Production taxes	61,417	5,457	110,957	40,189
Administrative and general expense	54,488	34,442	80,752	96,516
Depreciation, depletion, and amortization	50,084	49,782	91,154	107,207
Asset retirement obligation accretion	9,704	9,311	19,408	18,610
Total expenses	357,963	255,405	688,709	657,360

Net income (loss)	$490,267	$(148,276)	$852,323	$(58,917)

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
(Unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Beginning balance	2,448,256	2,477,873	$2,334,434	$2,700,211

Cash distributions	(500,000)	(50,000)	(748,234)	(361,697)
Net income (loss)	490,267	(148,276)	852,323	(58,917)

Ending balance	$2,438,523	$2,279,597	$2,438,523	$2,279,597

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$852,323	$(58,917)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation, depletion, and amortization	91,154	107,207
Asset retirement obligation accretion	19,408	18,610
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(204,216)	325,832
Prepaid state taxes	(975)	(2,382)
Accounts payable, affiliate	(5,921)	(16,701)
Net cash provided by operating activities	751,773	373,649

Cash flows from investing activities:
Operator credit received for oil and gas properties	482	2,169
Development of oil and gas properties	(1,591)	(12,240)
Net cash used in investing activities	(1,109)	(10,071)

Cash flows from financing activities:
Cash distributions to partners	(748,234)	(361,697)
Net cash used in financing activities	(748,234)	(361,697)

Net increase in cash	2,430	1,881
Cash, beginning of period	14,964	3,822

Cash, end of period	$17,394	$5,703

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$(626)	$2,649

Changes to oil and gas properties included in accounts payable, affiliate	$—	$2,492

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

2.       Summary of Significant Accounting Policies

Reference is hereby made to the financial statements within the Registrant's Annual Report on Form 10-K for 2020, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing these financial statements within the quarterly report included herein.

In the opinion of management, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly our financial position, results of operations, cash flows and partners' capital for the periods presented. The results of operations for the interim periods are not necessarily indicative of the final results expected for the full year. In preparing these financial statements, the Partnership has evaluated subsequent events for potential recognition and disclosure through the date the financial statements were issued.

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At June 30, 2021 and 2020, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the six months ended June 30, 2021 and 2020.

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

A reconciliation of the Partnership's liability for well plugging and abandonment costs for the six months ended June 30, 2021 and the year ended December 31, 2020 is as follows:

	2021	2020
Balance, beginning of period	$909,538	$869,657
Liabilities incurred	—	2,649
Liabilities reduced due to settlements	(626)	—
Accretion expense	19,408	37,232
Balance, end of period	$928,320	$909,538

4.       Oil and Natural Gas Sales

The Partnership's oil and condensate production is sold and revenue recognized at or near the Partnership's wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil industry. Sales of natural gas applicable to the Partnership's interest are recorded as revenue when the natural gas is metered and title transferred pursuant to the natural gas sales contracts covering the Partnership's interest in natural gas reserves.

Substantially all the Partnership's accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the six months ended June 30, 2021 or 2020. The Partnership cannot ensure that such losses will not occur in the future.

The Partnership has only non-operated working interests in oil and natural gas wells and receives monthly net revenue checks from the operator of these oil and natural gas wells. Each unit of oil and natural gas is accounted for as a separate performance obligation. It recognizes revenue for oil and condensate when control transfers to the purchaser at a contractually specified delivery point at or near the wellhead at market prices in accordance with the contractual arrangement. Sales of natural gas applicable to the Partnership's interest are recorded as revenue when the natural gas is metered and control is transferred pursuant to the natural gas sales contracts covering the Partnership's interest in natural gas reserves.

Disaggregation of Revenue

The Partnership has identified two material revenue streams in its business: oil sales and natural gas sales. Revenue attributable to each of the Partnership's identified revenue streams is disaggregated in the Statements of Operations.

Principal versus agent

In the case of the non-operating agreements, the operator is responsible for providing the goods due to its contractual obligations with the purchaser. Based on the joint operating and marketing agreement arrangements between the Partnership and operator, the Partnership does not take title to the product prior to the operator's ultimate sale to a customer. The operator is responsible for fulfilling promises to provide specified goods and remitting proceeds back to the Partnership for the Partnership's proportionate share of the total product sold. MOC, rather than the Partnership, is primarily responsible for fulfilling promises to provide specified goods. MOC, as the operator, enters the sales contract with the third-party customers and directs all activities from the wellhead to the delivery point that make the commodity available to the customer; there is no agreement between the Partnership and the customers. In the event a production delay occurs because of, for example, well-equipment failure, MOC is responsible for correcting the issues preventing fulfillment of its promises to deliver product to its customers.

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

The Partnership participates in oil and natural gas activities through a Drilling Program+6

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

In accordance with the Partnership agreement, during any calendar year the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership's gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus 0.25% of the capital contributions of limited and general partners.

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

6.       COVID-19

In March 2020, COVID-19 was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in oil production by Russia and OPEC, particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market. However, during November and December of 2020 oil prices began to increase and continued to rise during the six months ended June 30, 2021.

Declines in oil and natural gas prices affect the Partnership’s revenues and reduce the amount of oil and natural gas that the Partnership can produce economically. The Partnership has no planned drilling activity. If oil or natural gas prices decline, the Partnership may be required to record additional oil and natural gas property write-downs and there may be a material adverse effect on the Partnership’s results of future operations, financial position, liquidity, and partner distributions. Management is actively monitoring the global situation and the impact on the Partnership’s financial condition, liquidity, operations, industry, and workforce.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Mewbourne Energy Partners 10-A, L.P. (“the Partnership”) was formed February 9, 2010, with total investor contributions of $73,000,000. During 2012, all general partner equity interests were converted to limited partner equity interests.

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. This led to a substantial decrease in oil prices and an increasingly volatile market. However, during November and December of 2020 oil prices began to increase and continued to rise during the six months ended June 30, 2021.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $425,193 at June 30, 2021.

During the six months ended June 30, 2021, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $748,234 as compared to $361,697 for the six months ended June 30, 2020. Since inception, the Partnership has made distributions of $72,681,747, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2021 as compared to the three months ended June 30, 2020:

	Three Months Ended June 30,
	2021	2020
Oil sales	$611,050	$48,928
Barrels produced	9,654	3,524
Average price/bbl	$63.30	$13.88

Natural gas sales	$237,180	$58,201
Mcf produced	64,729	54,249
Average price/mcf	$3.66	$1.07

Oil and natural gas revenues. Oil and natural gas sales increased by $741,101, a 691.8% increase, for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Of this increase, $174,124 and $140,578 were due to increases in the average price of oil and natural gas sold, respectively. The average price rose to $63.30 from $13.88 per barrel (bbl) of oil and to $3.66 from $1.07 per thousand cubic feet (mcf) of natural gas for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Also contributing to the increase in revenue were increases of $387,998 and $38,401 from increases in the volumes of oil and natural gas sold, respectively. The volume of oil sold increased by 6,130 bbls and the volume of natural gas sold increased by 10,480 mcf for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Lease operations. Lease operating expense during the three months ended June 30, 2021 increased to $182,270 from $156,413 for the three months ended June 30, 2020 due to more well repairs, workovers and overhead.

Production taxes. Production taxes increased to $61,417 for the three months ended June 30, 2021 from $5,457 for the three months ended June 30, 2020. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2021 rose to $54,488 from $34,442 for the three months ended June 30, 2020 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended June 30, 2021 increased to $50,084 from $49,782 for the three months ended June 30, 2020 due to an increase in production.

Results of Operations

For the six months ended June 30, 2021 as compared to the six months ended June 30, 2020:

	Six Months Ended June 30,
	2021	2020
Oil sales	$1,030,016	$457,346
Barrels produced	17,618	12,814
Average price/bbl	$58.46	$35.69

Natural gas sales	$511,016	$141,097
Mcf produced	111,120	115,930
Average price/mcf	$4.60	$1.22

Oil and natural gas revenues. Oil and natural gas sales increased by $942,589, a 157.5% increase, for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Of this increase, $291,810 and $392,039 were due to increases in the average price of oil and natural gas sold, respectively. The average price rose to $58.46 from $35.69 per barrel (bbl) of oil and to $4.60 from $1.22 per thousand cubic feet (mcf) of natural gas for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Also contributing to the increase in sales was $280,860 from an increase in the volume of oil sold by 4,804 bbls for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Partially offsetting this increase in revenue was a decrease of $22,120 due to a decline in the volume of natural gas sold by 4,810 mcf for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Lease operations. Lease operating expense during the six months ended June 30, 2021 decreased to $386,438 from $394,838 for the six months ended June 30, 2020 due to fewer well repairs, workovers and overhead.

Production taxes. Production taxes increased to $110,957 for the six months ended June 30, 2021 from $40,189 for the six months ended June 30, 2020. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2021 fell to $80,752 from $96,516 for the six months ended June 30, 2020 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the six months ended June 30, 2021 decreased to $91,154 from $107,207 for the six months ended June 30, 2020 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs. Also contributing to the decrease was a higher depletion rate due to the declining volume of reserves over the lives of the wells.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

1. Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 20% of the total capital contributions to the Partnership without investor approval. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership's results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership's results of operations. For the six months ended June 30, 2021, a 10% change in the price received for oil and natural gas production would have had an approximate $154,000 impact on revenue.

 3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms. For the quarter ended June 30, 2021, there have been no changes in MD's internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 16, 2021

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners' Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

