Form 10-Q
period 2021-09-30
Mewbourne Energy Partners 10-A, L.P.
filed 2021-11-15
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
September 30, 2021 (Unaudited) and December 31, 2020

Condensed Statements of Operations (Unaudited) -	4
For the three months ended September 30, 2021 and 2020
and the nine months ended September 30, 2021 and 2020

Condensed Statement of Changes In Partners’ Capital (Unaudited) -	5
For the three months ended September 30, 2021 and 2020
and the nine months ended September 30, 2021 and 2020

Condensed Statements of Cash Flows (Unaudited) -	6
For the nine months ended September 30, 2021 and 2020

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Disclosure Controls and Procedures	14

Part II - Other Information

Item 1. Legal Proceedings	15

Item 6. Exhibits and Reports on Form 8-K	15

Part I - Financial Information

Item 1. Financial Statements

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS

Cash	$32,521	$14,964
Accounts receivable, affiliate	1,918,233	308,658
Prepaid state taxes	3,233	1,925
Total current assets	1,953,987	325,547

Oil and gas properties at cost, full-cost method	69,564,842	69,553,207
Less accumulated depreciation, depletion, amortization
and cost ceiling write-downs	(66,703,336)	(66,520,886)
Oil and gas properties, net	2,861,506	3,032,321

Total assets	$4,815,493	$3,357,868

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$235,243	$113,896
Total current liabilities	235,243	113,896

Asset retirement obligation	946,788	909,538
Total liabilities	1,182,031	1,023,434

Partners’ capital	3,633,462	2,334,434

Total liabilities and partners’ capital	$4,815,493	$3,357,868

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Oil sales	$1,567,144	$371,205	$2,597,160	$828,551
Natural gas sales	735,829	110,607	1,246,845	251,704
Total revenues	2,302,973	481,812	3,844,005	1,080,255

Expenses:
Lease operating expense	194,530	156,759	580,968	551,597
Production taxes	182,808	35,752	293,765	75,941
Administrative and general expense	54,645	19,166	135,397	115,682
Depreciation, depletion, and amortization	91,296	76,858	182,450	184,065
Asset retirement obligation accretion	9,755	9,311	29,163	27,921
Total expenses	533,034	297,846	1,221,743	955,206

Net income	$1,769,939	$183,966	$2,622,262	$125,049

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENT OF CHANGES IN PARTNERS’ CAPITAL
(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Beginning balance	$2,438,523	$2,279,597	$2,334,434	$2,700,211

Cash distributions	(575,000)	(75,000)	(1,323,234)	(436,697)
Net income	1,769,939	183,966	2,622,262	125,049

Ending balance	$3,633,462	$2,388,563	$3,633,462	$2,388,563

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,622,262	$125,049
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	182,450	184,065
Asset retirement obligation accretion	29,163	27,921
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(1,609,575)	122,978
Prepaid state taxes	(1,308)	(3,024)
Accounts payable, affiliate	120,419	(5,682)
Net cash provided by operating activities	1,343,411	451,307

Cash flows from investing activities:
Operator credit received for oil and gas properties	482	2,169
Development of oil and gas properties	(3,102)	(15,336)
Net cash used in investing activities	(2,620)	(13,167)

Cash flows from financing activities:
Cash distributions to partners	(1,323,234)	(436,697)
Net cash used in financing activities	(1,323,234)	(436,697)

Net increase in cash	17,557	1,443
Cash, beginning of period	14,964	3,822

Cash, end of period	$32,521	$5,265

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement
obligation liabilities	$8,087	$2,649

Changes to oil and gas properties included in accounts payable, affiliate	$928	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At September 30, 2021 and 2020, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the nine months ended September 30, 2021 or 2020.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs for the nine months ended September 30, 2021 and the year ended December 31, 2020 is as follows:

	2021	2020
Balance, beginning of period	$909,538	$869,657
Liabilities incurred	8,713	2,649
Liabilities reduced due to settlements	(626)	—
Accretion expense	29,163	37,232
Balance, end of period	$946,788	$909,538

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the nine months ended September 30, 2021 or 2020. The Partnership cannot ensure that such losses will not occur in the future.

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

The Partnership participates in oil and natural gas activities through a Drilling Program Agreement (the "Program”). In the ordinary course of business, MOC will incur certain costs that will be passed on to owners of the well for which the costs were incurred. The Partnership will receive its portion of these costs based upon its ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and natural gas industry. Operator charges include recovery of natural gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Services and operator charges are billed in accordance with the Program and Partnership agreements.

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

6.       COVID-19

In March 2020, COVID-19 was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. Also, increases in oil production by Russia and OPEC, particularly Saudi Arabia, caused an increase in supply. These led to a substantial decrease in oil prices and an increasingly volatile market. However, during November and December of 2020 oil prices began to increase and continued to rise during the nine months ended September 30, 2021.

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

In March 2020, the new strain of coronavirus (“COVID-19”) was declared a global pandemic and, as a result, consumer demand of oil decreased due to governments putting in place new travel restrictions to try to curtail the spread of the coronavirus. This led to a substantial decrease in oil prices and an increasingly volatile market. However, during November and December of 2020 oil prices began to increase and continued to rise during the nine months ended September 30, 2021.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,718,744 at September 30, 2021.

During the nine months ended September 30, 2021, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $1,323,234 as compared to $436,697 for the nine months ended September 30, 2020. Since inception, the Partnership has made distributions of $73,256,747, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2021 as compared to the three months ended September 30, 2020:

	Three Months Ended September 30,
	2021	2020
Oil sales	$1,567,144	$371,205
Barrels produced	23,003	10,544
Average price/bbl	$68.13	$35.21

Natural gas sales	$658,331	$110,607
Mcf produced	108,147	60,663
Average price/mcf	$6.09	$1.82

Oil and natural gas revenues. Oil and natural gas sales increased by $1,743,663, a 361.9% increase, for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

Of this increase, $347,135 and $258,671 were due to increases in the average price of oil and natural gas sold, respectively. The average price rose to $68.13 from $35.21 per barrel (bbl) of oil and to $6.09 from $1.82 per thousand cubic feet (mcf) of natural gas for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

Also contributing to the increase in revenue were increases of $848,804 and $289,053 from increases in the volumes of oil and natural gas sold, respectively. The volume of oil sold increased by 12,459 bbls and the volume of natural gas sold increased by 47,484 mcf for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

In addition to the natural gas sales of $658,331 shown above, an additional $77,498 in natural gas revenue was received with the revenue for August production. This receipt from a natural gas purchaser corrected a price miscalculation made by the purchaser related to February 2021 production.

Lease operations. Lease operating expense during the three months ended September 30, 2021 increased to $194,530 from $156,759 for the three months ended September 30, 2020 due to more well repairs, workovers and overhead.

Production taxes. Production taxes increased to $182,808 for the three months ended September 30, 2021 from $35,752 for the three months ended September 30, 2020. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2021 rose to $54,645 from $19,166 for the three months ended September 30, 2020 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended September 30, 2021 increased to $91,296 from $76,858 for the three months ended September 30, 2020 due to an increase in production.

Results of Operations

For the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020:

	Nine Months Ended September 30,
	2021	2020
Oil sales	$2,597,160	$828,551
Barrels produced	40,621	23,358
Average price/bbl	$63.94	$35.47

Gas sales	$1,246,845	$251,704
Mcf produced	219,267	176,593
Average price/mcf	$5.69	$1.43

Oil and natural gas revenues. Oil and natural gas sales increased by $2,763,750, a 255.8% increase, for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Of this increase, $664,875 and $752,479 were due to increases in the average prices of oil and natural gas sold, respectively. The average price rose to $63.94 from $35.47 per barrel (bbl) of oil and to $5.69 from $1.43 per thousand cubic feet (mcf) of natural gas for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Also contributing to the increase in revenue were increases of $1,103,734 and $242,662 from increases in the volumes of oil and natural gas sold, respectively. The volume of oil sold increased by 17,263 bbls of oil and the volume of natural gas sold increased by 42,674 mcf for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

Lease operations. Lease operating expense during the nine months ended September 30, 2021 increased to $580,968 from $551,597 for the nine months ended September 30, 2020 due to more well repairs, workovers and overhead.

Production taxes. Production taxes increased to $293,765 for the nine months ended September 30, 2021, from $75,941 for the nine months ended September 30, 2020. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2021 rose to $135,397 from $115,682 for the nine months ended September 30, 2020 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the nine months ended September 30, 2021 decreased to $182,450 from $184,065 for the nine months ended September 30, 2020 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2021, a 10% change in the price received for oil and natural gas production would have had an approximate $384,000 impact on revenue.

 3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended September 30, 2021, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 15, 2021

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

