Form 10-K
period 2021-12-31
Mewbourne Energy Partners 10-A, L.P.
filed 2022-03-31
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

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

Many aspects of the Registrant’s activities are highly competitive including, but not limited to, the acquisition of suitable drilling prospects and the procurement of drilling and related oil field equipment, and are subject to governmental regulation, both at Federal and state levels. The Registrant’s ability to compete depends on its financial resources and on the managing general partner’s staff and facilities, none of which are significant in comparison with those of the oil and natural gas exploration, development, and production industry as a whole. Federal and state regulation of oil and natural gas operations generally includes operational activity, drilling and spacing of wells on producing acreage, the imposition of maximum allowable production rates, the taxation of income and other items, and the protection of the environment.

The Registrant does not have any employees of its own. MD is responsible for all management functions. MOC, a wholly owned subsidiary of Mewbourne Holdings, Inc., which is also the parent of the Registrant’s managing general partner, has been appointed Program Manager and is responsible for activities in accordance with a Drilling Program Agreement entered into by the Registrant, MD and MOC. On March 31, 2022, MOC employed 545 persons, many of whom dedicated a part of their time to the conduct of the Registrant’s business during the period for which this report is filed.

The production of oil and natural gas is not considered subject to seasonal factors although the price received by the Registrant for natural gas sales will generally tend to increase during the winter months. Order backlog is not pertinent to the Registrant’s business.

Industry Operating Environment

The oil and natural gas industry is affected by many factors that the Partnership generally cannot control, including the prices of oil, natural gas and natural gas liquids. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health concerns; environmental and climate change regulation; actions taken by the Organization of Petroleum Exporting Countries (“OPEC”); the Russia/Ukraine conflict; and the strength of the U.S. dollar in international currency markets. Natural gas prices vary in accordance with North American supply and demand and are also affected by imports and exports of natural gas liquids. Weather also has a significant impact on demand for natural gas since it is a primary heating source in the United States.

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

Fractional working interests in developmental oil and natural gas prospects, located primarily in the Anadarko Basin of Western Oklahoma, the Texas Panhandle, and the Permian Basin of New Mexico and West Texas, were acquired by the Registrant, resulting in the Registrant’s participation in the drilling of oil and natural gas wells. On December 31, 2021, the Registrant owned working interests in 114 producing wells. The Registrant had no drilling activity for the years ended December 31, 2021 and 2020. Additional capital costs incurred, if any, were due to maintenance of current wells.

Third Party Review of Reserves Estimate

The reserves estimate shown herein has been independently evaluated by Legacy Petroleum Engineering. Their reserves estimate is filed with this report as Exhibit 99.1. The qualifications of Stacy M. Light, P.E., the technical person primarily responsible for overseeing her firm’s preparation of the Partnership’s reserve estimates are set forth below.

•	Over 24 years of practical experience in petroleum engineering
•	Registered professional engineer in the state of Texas
•	Bachelor of Science Degree in Petroleum Engineering

Internal Controls Over Reserves Estimate

MD, the Registrant’s managing general partner, maintains internal controls such as the following to ensure the reliability of reserves estimation:

•	No employee’s compensation is tied to the amount of reserves booked.
•	Comprehensive Securities and Exchange Commission (“SEC”) compliant internal policies are followed to determine and report proved reserves.
•	Reserves estimate is made by experienced reservoir engineers or under their direct supervision.
•	The reservoir engineers review all the Partnership’s reported proved reserves at the close of each quarter.

ITEM 3.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

ITEM 4.	Mine Safety Disclosure

Not Applicable

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On March 31, 2022, the Registrant had 14,600 outstanding limited partnership interests held of record by 1,901 subscribers. There is no established public or organized trading market for the partner interests.

Cash received from sales of oil and natural gas which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2021 and 2020 were $2,825,800 and $573,710, respectively. Since inception, the Partnership has made distributions of $74,759,313, inclusive of state tax payments.

ITEM 6.	(Reserved)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Current Price Environment

Oil, natural gas, and natural gas liquids prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health issues, such as the strain of coronavirus (“COVID-19”) and the wide distribution of the vaccine counteracting it; environmental and climate change regulation; actions taken by OPEC; and the strength of the U.S. dollar in international currency markets.

In recent months, the conflict between Russia and Ukraine has driven oil and natural gas prices up significantly, in part because of sanctions by the European Union, the United Kingdom and the U.S. on imports of oil and gas from Russia. Recent Russian actions have further contributed to global uncertainties for the future, causing even higher oil and natural gas prices.

However, continuing political and social attention to the issue of global climate change has resulted in both existing and pending national, regional, and local legislation and regulatory measures to limit or reduce emissions of so-called greenhouse gases, such as mandates for renewable energy.

The trend in oil and natural gas regulation has been to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have an adverse effect on the Partnership.

Results of Operations

Year ended December 31, 2021 compared to the year ended December 31, 2020:

	Year Ended December 31,
	2021	2020
Oil sales	$3,375,790	$1,120,360
Barrels produced	50,685	30,838
Average price/bbl	$66.60	$36.33

Natural gas sales	$1,680,047	$356,625
Mcf produced	281,221	227,410
Average price/mcf	$5.97	$1.57

Oil and natural gas revenues. Oil and natural gas sales increased by $3,578,852 a 242.3% increase, for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Of this increase, $933,554 and $1,001,949 were due to increases in the average prices of oil and natural gas sold, respectively. The average price rose to $66.60 from $36.33 per barrel (bbl) of oil and to $5.97 from $1.57 per thousand cubic feet (mcf) of natural gas for the year ended December 31, 2021 as compared to the year ended December 31, 2020.

Also contributing to the increase were $1,321,876 and $321,473 due to increases in the volumes of oil and natural gas sold, respectively, by 19,847 bbls of oil and 53,811 mcf natural gas for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Much of the increase in volumes was due to six wells which had been farmed out and which paid out during the year ended December 31, 2021.

Lease operations. Lease operating expense during the year ended December 31, 2021 increased to $835,448 from $744,694 for the year ended December 31, 2020 due to more well repairs and workovers.

Production taxes. Production taxes during the year ended December 31, 2021 increased to $388,508 from $103,374 for the year ended December 31, 2020. This was due to higher overall oil and natural gas revenue for the year ended December 31, 2021.

Administrative and general expense. Administrative and general expense for the year ended December 31, 2021 rose to $255,570 from $144,430 for the year ended December 31, 2020. This was due to higher total administrative expenses allocable to the Partnership .

Depreciation, depletion and amortization. Depreciation, depletion and amortization for the year ended December 31, 2021 decreased to $224,650 from $239,322 for the year ended December 31, 2020. This was due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

Liquidity and Capital Resources

Cash increased by $101,557 during the year ended December 31, 2021. Cash received from sales of oil and natural gas were utilized primarily for cash distributions to partners. All wells for which funds have been committed have been drilled; the Partnership has no planned drilling activity in the future. Any incidental future capital expenditures incurred will be paid with current available cash and revenues generated through oil and natural gas sales. Cash received from sales of oil and natural gas which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement.

In recent months, the conflict between Russia and Ukraine has driven oil and natural gas prices up significantly, in part because of sanctions by the European Union, the United Kingdom and the U.S. on imports of oil and gas from Russia. Recent Russian actions have further contributed to global uncertainties for the future, causing even higher oil and natural gas prices.

However, continuing political and social attention to the issue of global climate change has resulted in both existing and pending national, regional, and local legislation and regulatory measures to limit or reduce emissions of so-called greenhouse gases, such as mandates for renewable energy.

The trend in oil and natural gas regulation has been to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have an adverse effect on the Partnership.

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,002,137 on December 31, 2021.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Full Cost Method of Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. On December 31, 2021 and 2020, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first day of the month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the years ended December 31, 2021 and 2020.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the years ended December 31, 2021 and December 31, 2020 is as follows:

	2021	2020
Balance, beginning of period	$909,538	$869,657
Liabilities incurred	10,826	2,649
Liabilities reduced due to settlements	(626)	—
Accretion expense	38,924	37,232
Balance, end of period	$958,662	$909,538

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

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will be allocated its portion of these costs based upon its ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and natural gas industry. Operator charges include recovery of natural gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts paid to MOC for operator charges totaled $426,566 and $401,246 for the years ended December 31, 2021 and 2020, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus 0.25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $176,954 and $57,788 were allocated to the Partnership during the years ended December 31, 2021 and 2020, respectively.

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

The required financial statements of the Registrant are contained in a separate section of this report following the signature attestation. See “Item 15. Exhibit and Financial Statement Schedules”.

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

((b) Annual Report on Internal Control Over Financial Reporting

MD’s management, as managing general partner of the Partnership, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of MD’s management, including MD’s principal executive officer and principal financial officer, MD conducted an evaluation of the effectiveness of the Partnership’s internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on MD’s evaluation under the framework in “Internal Control — Integrated Framework”, MD’s management concluded that internal control over financial reporting was effective as of December 31, 2021. This annual report does not include an attestation report of the Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit the Registrant to provide only management’s report in this annual report. There have been no changes in MD’s internal controls for the quarter ended December 31, 2021 or in other factors which have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

ITEM 9B.	Other Information

Not applicable

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

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

Name	Age as of December 31, 2021	Position

J. Roe Buckley	59	Chairman of the Board and Chief Financial Officer

Kenneth S. Waits	61	Chief Executive Officer

Dorothy M. Cuenod	61	Assistant Secretary and Director

Ruth M. Buckley	60	Assistant Secretary and Director

Julie M. Greene	58	Assistant Secretary and Director

Donald R. Russell	47	Treasurer and Controller

J. Roe Buckley, age 59, joined Mewbourne Holdings, Inc. in July 1990 and serves as Chairman of the Board and Chief Financial Officer of Mewbourne Holdings, Inc., MD and MOC. Mr. Buckley was employed by Mbank Dallas from 1985 to 1990 where he served as a commercial loan officer. He received a Bachelor of Arts in Economics from Sewanee in 1984. Mr. Buckley is married to Ruth M. Buckley. He is also the brother-in-law of Dorothy M. Cuenod and Julie M. Greene.

Kenneth S. Waits, age 61, Chief Executive Officer of Mewbourne Holdings, Inc., MD and MOC, has been with MOC since February 1984. He joined MOC following his graduation from the University of Oklahoma where he received a Bachelor of Science in Petroleum Engineering in December 1983. He currently manages all MOC’s exploration efforts. He has also served as Exploration Manager for Western Oklahoma. Previously at MOC, he held positions in Operations and in Reservoir/Evaluations.

Dorothy M. Cuenod, age 61, received a Bachelor of Arts degree in Art History from The University of Texas and a Master of Business Administration Degree from Southern Methodist University. Since 1984 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Cuenod is the sister of Ruth M. Buckley and Julie M. Greene. She is also the sister-in-law of J. Roe Buckley.

Ruth M. Buckley, age 60, received a Bachelor of Science Degree in both Engineering and Geology from Vanderbilt University. Since 1987 she has served as a Director and Assistant Secretary of both MD and MOC. Ms. Buckley is the sister of Dorothy M. Cuenod and Julie M. Greene. She is also the wife of J. Roe Buckley.

Julie M. Greene, age 58, received a Bachelor of Arts degree in Business Administration from The University of Oklahoma. Since 1988 she has served as a Director and Assistant Secretary of both MD and MOC. Prior to that time, she was employed by Rauscher, Pierce, Refsnes, Inc. Ms. Greene is the sister of Dorothy M. Cuenod and Ruth M. Buckley. She is also the sister-in-law of J. Roe Buckley.

Donald R. Russell, age 47, has been with MOC since 1997 and serves as Treasurer and Controller of both MD and MOC. He received a Bachelor of Business Administration degree in Accounting from Texas A&M University at Texarkana in 1997.

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

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) Beneficial owners of more than five percent on March 31, 2022

Class of Ownership	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Limited Partnership Interests
N/A	N/A	N/A	N/A

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

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with MD and its affiliates

Pursuant to the Registrant’s Partnership Agreement, the Registrant had the following related party transactions with MD and its affiliates for the years ended December 31, 2021 and 2020:

	2021	2020
Administrative and general expense and payment of well charges and supervision charges in accordance with standard industry operating agreements	$603,520	$459,034

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

The Partnership has retained BDO USA, LLP as its independent registered public accounting firm to perform auditing services. BDO USA, LLP’s fees for the years ended December 31, 2021 and 2020 are set forth below:

	2021	2020
Audit Fees	$54,177	$36,409

PART IV

ITEM 15.	Exhibit and Financial Statement Schedules

1.	Financial statements

The following are filed as part of this annual report:

Report of Independent Registered Public Accounting Firm

Balance sheets as of December 31, 2021 and 2020

Statements of operations for the years ended December 31, 2021 and 2020

Statements of changes in partners’ capital for the years ended December 31, 2021 and 2020

Statements of cash flows for the years ended December 31, 2021 and 2020

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

/s/ Kenneth S. Waits	Chief Executive Officer	March 31, 2022
Kenneth S. Waits

/s/ J. Roe Buckley	Chairman of the Board
J. Roe Buckley	Chief Financial Officer	March 31, 2022

/s/ Dorothy M. Cuenod	Director	March 31, 2022
Dorothy M. Cuenod

/s/ Ruth M. Buckley	Director	March 31, 2022
Ruth M. Buckley

/s/ Julie M. Greene	Director	March 31, 2022
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

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

FINANCIAL STATEMENTS

WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

As of and for the years ended December 31, 2021 and 2020

Report of Independent Registered Public Accounting Firm

Partners of Mewbourne Energy Partners 10-A, L.P. and the Board of Directors of Mewbourne Development Corporation (MD)

Tyler, Texas

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mewbourne Energy Partners 10-A, L.P. (the “Partnership”) as of December 31, 2021 and 2020, the related statements of operations, changes in partners’ capital, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Estimated Future Net Cash Flows of Proved Reserves

The Partnership’s oil and gas properties, net balance was $2,821,969 as of December 31, 2021, and depreciation, depletion, and amortization (“DD&A”) expense for the year ended December 31, 2021 was $224,650, both of which substantially related to proved oil and natural gas properties. As described in Note 2 to the financial statements, the Partnership follows the full-cost method of accounting for its oil and gas activities. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first day of the month oil and natural gas prices, adjusted by a pricing differential associated with the particular property, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs.

We identified the estimated future net cash flows of proved reserves as a critical audit matter. The principal consideration for our determination is that minor changes in the pricing differentials applied to the 12-month first day of the month historical averages could have a significant impact on the estimated future net cash flows of proved reserves. Auditing management’s judgment with respect to the pricing differentials involved a high degree of auditor judgment in the design of our audit procedures and the evaluation of the audit evidence obtained.

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

Dallas, Texas

March 31, 2022

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS

Cash	$116,521	$14,964
Accounts receivable, affiliate	1,061,099	308,658
Prepaid state taxes	1,000	1,925
Total current assets	1,178,620	325,547

Oil and gas properties at cost, full-cost method	69,567,505	69,553,207
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(66,745,536)	(66,520,886)
	2,821,969	3,032,321

Total assets	$4,000,589	$3,357,868

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$220,556	$113,896
Total current liabilities	220,556	113,896

Asset retirement obligation	958,662	909,538
Total liabilities	1,179,218	1,023,434

Partners’ capital	2,821,371	2,334,434

Total liabilities and partners' capital	$4,000,589	$3,357,868

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2021	2020
Revenues:
Oil sales	$3,375,790	$1,120,360
Natural gas sales	1,680,047	356,625
Total revenues	5,055,837	1,476,985

Expenses:
Lease operating expense	835,448	744,694
Production taxes	388,508	103,374
Administrative and general expense	255,570	144,430
Depreciation, depletion, and amortization	224,650	239,322
Asset retirement obligation accretion	38,924	37,232
Total expenses	1,743,100	1,269,052

Net income	$3,312,737	$207,933

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

For the years ended December 31, 2021 and 2020

Partners’
Capital

Balance at December 31, 2019	$2,700,211

Cash distributions	(573,710)
Net income	207,933

Balance at December 31, 2020	2,334,434

Cash distributions	(2,825,800)
Net income	3,312,737

Balance at December 31, 2021	$2,821,371

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net income	$3,312,737	$207,933
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation, depletion, and amortization	224,650	239,322
Asset retirement obligation accretion	38,924	37,232
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(752,441)	99,771
Prepaid state taxes	925	3,296
Accounts payable, affiliate	106,616	8,011
Net cash provided by operating activities	2,931,411	595,565

Cash flows from investing activities:
Operator credit received for oil and gas properties	482	3,883
Development of oil and gas properties	(4,536)	(14,596)
Net cash used in investing activities	(4,054)	(10,713)

Cash flows from financing activities:
Cash distributions to partners	(2,825,800)	(573,710)
Net cash used in financing activities	(2,825,800)	(573,710)

Net increase in cash	101,557	11,142
Cash, beginning of period	14,964	3,822

Cash, end of period	$116,521	$14,964

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$10,200	$2,649

Changes to oil and gas properties included in accounts payable, affiliate	$44	$780

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

2.        Summary of Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Full Cost Method of Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. On December 31, 2021 and 2020, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first day of the month oil and natural gas prices, adjusted by a pricing differential associated with the particular property, discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the years ended December 31, 2021 and 2020.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020
Balance, beginning of period	$909,538	$869,657
Liabilities incurred	10,826	2,649
Liabilities reduced due to settlements	(626)	—
Accretion expense	38,924	37,232
Balance, end of period	$958,662	$909,538

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (MOC) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the years ended December 31, 2021 or 2020. The Partnership cannot ensure that such losses will not occur in the future.

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

Accounts Receivable, affiliate

Under the Partnership’s joint operating and marketing agreements, the Partnership is entitled to consideration as production occurs at the wellhead and the value of such consideration is an estimate. Final amounts are only determined upon sale by the operator to the ultimate third-party customer, and recorded in “Accounts receivable, affiliate” in its balance sheets.

Income Taxes

The Partnership is treated as a partnership for income tax purposes and, as a result, income of the Partnership is reported on the tax returns of the partners and no recognition is given to income taxes in the financial statements.

The Partnership accounts for uncertainty in income taxes in accordance with applicable accounting guidance and recognizes the effects of those positions only if they are more likely than not of being sustained. As no liability had been recognized as of December 31, 2021 or 2020, the Partnership did not accrue for any interest or penalties.

Distributions

Cash received from sales of oil and natural gas which, in the sole judgment of the managing general partner, are not required to meet the Registrant’s obligations will be distributed to the partners at least quarterly in accordance with the Registrant’s Partnership Agreement. Distributions made to partners and state tax payments for the benefit of investor partners during the years ended December 31, 2021 and 2020 were $2,825,800 and $573,710, respectively. Since inception, the Partnership has made distributions of $74,759,313, inclusive of state tax payments.

3.       Organization and Related Party Transactions:

The Partnership was organized on February 9, 2010 in accordance with the laws of the state of Delaware. MOC is operator of oil and natural gas properties owned by the Partnership. Mewbourne Holdings, Inc. is the parent of both MD and MOC. Substantially all transactions are with MD and MOC.

In the ordinary course of business, MOC will incur certain costs that will be passed on to well owners of the well for which the costs were incurred. The Partnership will be allocated its portion of these costs based upon its ownership in each well incurring the costs. These costs are referred to as operator charges and are standard and customary in the oil and natural gas industry. Operator charges include recovery of natural gas marketing costs, fixed rate overhead, supervision, pumping, and equipment furnished by the operator, some of which will be included in the full cost pool pursuant to Rule 4-10(c)(2) of Regulation S-X. Amounts paid to MOC for operator charges totaled $426,566 and $401,246 for the years ended December 31, 2021 and 2020, respectively. Operator charges are billed in accordance with the Program and Partnership Agreements.

In accordance with the Partnership agreement, during any particular calendar year, the total amount of administrative expenses allocated to the Partnership by MOC shall not exceed the greater of (a) 3.5% of the Partnership’s gross revenue from the sale of oil and natural gas production during each year (calculated without any deduction for operating costs or other costs and expenses) or (b) the sum of $50,000 plus 0.25% of the capital contributions of limited and general partners. Administrative expenses can only be paid out of funds available for distributions. Under this arrangement, $176,954 and $57,788 were allocated to the Partnership during the years ended December 31, 2021 and 2020, respectively.

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

4.      Risks and Uncertainties:

Oil, natural gas, and natural gas liquids prices are determined by many factors outside of the Partnership’s control. Historically, world-wide oil and natural gas prices and markets have been subject to significant change and may continue to be in the future. Global macroeconomic factors contributing to uncertainty within the industry include real or perceived geopolitical risks in oil-producing regions of the world, particularly the Middle East; forecasted levels of global economic growth combined with forecasted global supply; supply levels of oil and natural gas due to exploration and development activities in the United States; global health issues, such as the strain of coronavirus (“COVID-19”) and the wide distribution of the vaccine counteracting it; environmental and climate change regulation; actions taken by OPEC; and the strength of the U.S. dollar in international currency markets.

In recent months, the conflict between Russia and Ukraine has driven oil and natural gas prices up significantly, in part because of sanctions by the European Union, the United Kingdom and the U.S. on imports of oil and gas from Russia. Recent Russian actions have further contributed to global uncertainties for the future, causing even higher oil and natural gas prices.

However, continuing political and social attention to the issue of global climate change has resulted in both existing and pending national, regional, and local legislation and regulatory measures to limit or reduce emissions of so-called greenhouse gases, such as mandates for renewable energy.

The trend in oil and natural gas regulation has been to increase regulatory restrictions and limitations on such activities. Any changes in, or more stringent enforcement of, these laws and regulations may result in delays or restrictions in permitting or development of projects or more stringent or costly construction, drilling, water management or completion activities or waste handling, storage, transport, remediation, or disposal emission or discharge requirements which could have an adverse effect on the Partnership.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

INDEX TO EXHIBITS

The following documents are incorporated by reference in response to Item 15(a)3.

EXHIBIT NUMBER	DESCRIPTION

3.1	Form of Certificate of Limited Partnership (filed as Exhibit 3.1 to Form 10 and incorporated herein by reference)

3.2	Form of Certificate of Amendment of the Certificate of Limited Partnership (filed as Exhibit 3.2 to Form 10 and incorporated herein by reference)

4.1	Form of Agreement of Partnership (filed as Exhibit 4.1 to Form 10 and incorporated herein by reference)

10.1	Form of Drilling Program Agreement (filed as Exhibit 10.1 to Form 10 and incorporated herein by reference)

10.2	Form of Operating Agreement (filed as Exhibit 10.2 to Form 10 and incorporated herein by reference)

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.1	Report of Legacy Petroleum Engineering

101	The following materials from the Partnership's Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Cash Flows, (iv) the Statement of Changes in Partners’ Capital and (v) related notes.