Form 10-Q
period 2022-03-31
Mewbourne Energy Partners 10-A, L.P.
filed 2022-05-16
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

INDEX

Part 1 - Financial Information	Page No.

Item 1. Financial Statements

Condensed Balance Sheets -
March 31, 2022 (Unaudited) and December 31, 2021	3

Condensed Statements of Operations (Unaudited) -
For the three months ended March 31, 2022 and 2021	4

Condensed Statements of Changes In Partners' Capital (Unaudited) -
For the three months ended March 31, 2022 and 2021	5

Condensed Statements of Cash Flows (Unaudited) -
For the three months ended March 31, 2022 and 2021	6

Notes to Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	13

Item 4. Disclosure Controls and Procedures	13

Part II - Other Information

Item 1. Legal Proceedings	14

Item 6. Exhibits and Reports on Form 8-K	14

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS

Cash	$198,584	$116,521
Accounts receivable, affiliate	1,064,494	1,061,099
Prepaid state taxes	1,333	1,000
Total current assets	1,264,411	1,178,620

Oil and gas properties at cost, full-cost method	69,593,103	69,567,505
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(66,801,668)	(66,745,536)
	2,791,435	2,821,969

Total assets	$4,055,846	$4,000,589

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$324,323	$220,556
Total current liabilities	324,323	220,556

Asset retirement obligation	975,622	958,662
Total liabilities	1,299,945	1,179,218

Partners' capital	2,755,901	2,821,371

Total liabilities and partners' capital	$4,055,846	$4,000,589

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2022	2021
Revenues:
Oil sales	$1,056,312	$418,966
Natural gas sales	480,739	273,836
Total revenues	1,537,051	692,802

Expenses:
Lease operating expense	227,356	204,168
Production taxes	122,950	49,540
Administrative and general expense	94,756	26,264
Depreciation, depletion, and amortization	56,132	41,070
Asset retirement obligation accretion	10,300	9,704
Total expenses	511,494	330,746

Net income	$1,025,557	$362,056

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

	For the
	Three Months Ended
	March 31,
	2022	2021

Beginning balance	$2,821,371	$2,334,434

Cash distributions	(1,091,027)	(248,234)
Net income	1,025,557	362,056

Ending balance	$2,755,901	$2,448,256

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,025,557	$362,056
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	56,132	41,070
Asset retirement obligation accretion	10,300	9,704
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(3,395)	(171,407)
Prepaid state taxes	(333)	(641)
Accounts payable, affiliate	103,753	10,192
Net cash provided by operating activities	1,192,014	250,974

Cash flows from investing activities:
Operator credit received for oil and gas properties	—	482
Development of oil and gas properties	(18,924)	74
Net cash (used in) provided by investing activities	(18,924)	556

Cash flows from financing activities:
Cash distributions to partners	(1,091,027)	(248,234)
Net cash used in financing activities	(1,091,027)	(248,234)

Net increase in cash	82,063	3,296
Cash, beginning of period	116,521	14,964

Cash, end of period	$198,584	$18,260

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$6,660	$(626)

Changes to oil and gas properties included in accounts payable, affiliate	$14	$1,665

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the financial statements within the Registrant’s Annual Report on Form 10-K for 2021, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing these financial statements within the quarterly report included herein.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At March 31, 2022 and 2021, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the three months ended March 31, 2022 or 2021.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the three months ended March 31, 2022 and the year ended December 31, 2021 is as follows:

	2022	2021
Balance, beginning of period	$958,662	$909,538
Liabilities incurred	6,660	10,826
Liabilities reduced due to settlements	—	(626)
Accretion expense	10,300	38,924
Balance, end of period	$975,622	$958,662

4.	Oil and Natural Gas Sales

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (“MOC”) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the three months ended March 31, 2022 or 2021. The Partnership cannot ensure that such losses will not occur in the future.

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

The Partnership participates in oil and natural gas activities through the Program. The Partnership and MD are the parties to the Program, and the costs and revenues are allocated between them as follows:

	Partnership	MD (1)
Revenues:
Proceeds from disposition of depreciable and depletable properties	75%	25%
All other revenues	75%	25%
Costs and expenses:
Organization and offering costs (1)	0%	100%
Lease acquisition costs (1)	0%	100%
Tangible and intangible drilling costs (1)	100%	0%
Reporting and legal expenses	100%	0%
Operating costs, general and administrative expenses (except for reporting and legal expenses) and all other costs	75%	25%

(1)	As noted above, pursuant to the Program, MD must contribute 100% of organization and offering costs and lease acquisition costs which should approximate 15% of total capital costs. To the extent that organization and offering costs and lease acquisition costs are less than 15% of total capital costs, MD is responsible for tangible drilling costs until its share of the Program’s total capital costs reaches approximately 15%. The Partnership’s financial statements reflect its respective proportionate interest in the Program.

6.	Risks and Uncertainties

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $940,088 at March 31, 2022.

During the three months ended March 31, 2022, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $1,091,027 as compared to $248,234 for the three months ended March 31, 2021. Since inception, the Partnership has made distributions of $75,850,340, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2021 as compared to the three months ended March 31, 2021:

	Three Months Ended March 31,
	2022	2021
Oil sales	$1,056,312	$418,966
Barrels produced	11,490	7,964
Average price/bbl	$91.93	$52.61

Natural gas sales	$480,739	$273,836
Mcf produced	64,115	46,391
Average price/mcf	$7.50	$5.90

Oil and natural gas revenues. Oil and natural gas sales increased by $844,249, a 121.9% increase, for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Of this increase, $313,190 and $74,007 were due to increases in the average price of oil and natural gas sold, respectively. The average price rose to $91.93 from $52.61 per barrel (bbl) of oil and to $7.50 from $5.90 per thousand cubic feet (mcf) of natural gas for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

Also contributing to the increase in revenue were increases of $324,156 and $132,896 from increases in the volumes of oil and natural gas sold, respectively. The volume of oil sold increased by 3,526 bbls and the volume of natural gas sold increased by 17,724 mcf for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. This was in part due to receiving interests from payouts in five wells during the three months ended March 31, 2022

Lease operations. Lease operating expense during the three months ended March 31, 2022 increased to $227,356 from $204,168 for the three months ended March 31, 2021 due to more well repairs, workovers and overhead.

Production taxes. Production taxes increased to $122,950 for the three months ended March 31, 2022 from $49,540 for the three months ended March 31, 2021. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended March 31, 2022 rose to $94,756 from $26,264 for the three months ended March 31, 2021 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended March 31, 2022 increased to $56,132 from $41,070 for the three months ended March 31, 2021 due to an increase in production.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2022, a 10% change in the price received for oil and natural gas production would have had an approximate $154,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended March 31, 2022, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: May 16, 2022

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.