Form 10-Q
period 2022-06-30
Mewbourne Energy Partners 10-A, L.P.
filed 2022-08-15
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Cash	$89,126	$116,521
Accounts receivable, affiliate	1,022,231	1,061,099
Prepaid state taxes	4,051	1,000
Total current assets	1,115,408	1,178,620

Oil and gas properties at cost, full-cost method	69,595,315	69,567,505
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(66,850,175)	(66,745,536)
	2,745,140	2,821,969

Total assets	$3,860,548	$4,000,589

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$219,493	$220,556
Total current liabilities	219,493	220,556

Asset retirement obligation	986,737	958,662
Total liabilities	1,206,230	1,179,218

Partners’ capital	2,654,318	2,821,371

Total liabilities and partners’ capital	$3,860,548	$4,000,589

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Oil sales	$1,134,310	$611,050	$2,190,622	$1,030,016
Natural gas sales	544,535	237,180	1,025,274	511,016
Total revenues	1,678,845	848,230	3,215,896	1,541,032

Expenses:
Lease operating expense	262,461	182,270	489,817	386,438
Production taxes	130,862	61,417	253,812	110,957
Administrative and general expense	78,290	54,488	173,046	80,752
Depreciation, depletion, and amortization	48,507	50,084	104,639	91,154
Asset retirement obligation accretion	10,308	9,704	20,608	19,408
Total expenses	530,428	357,963	1,041,922	688,709

Net income	$1,148,417	$490,267	$2,173,974	$852,323

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Beginning balance	$2,755,901	$2,448,256	$2,821,371	$2,334,434

Cash distributions	(1,250,000)	(500,000)	(2,341,027)	(748,234)
Net income	1,148,417	490,267	2,173,974	852,323

Ending balance	$2,654,318	$2,438,523	$2,654,318	$2,438,523

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$2,173,974	$852,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	104,639	91,154
Asset retirement obligation accretion	20,608	19,408
Changes in operating assets and liabilities:
Accounts receivable, affiliate	38,868	(204,216)
Prepaid state taxes	(3,051)	(975)
Accounts payable, affiliate	(1,157)	(5,921)
Net cash provided by operating activities	2,333,881	751,773

Cash flows from investing activities:
Operator credit received for oil and gas properties	—	482
Development of oil and gas properties	(20,249)	(1,591)
Net cash used in investing activities	(20,249)	(1,109)

Cash flows from financing activities:
Cash distributions to partners	(2,341,027)	(748,234)
Net cash used in financing activities	(2,341,027)	(748,234)

Net (decrease) increase in cash	(27,395)	2,430
Cash, beginning of period	116,521	14,964

Cash, end of period	$89,126	$17,394

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$7,467	$(626)

Changes to oil and gas properties included in accounts payable, affiliate	$94	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At June 30, 2022 and 2021, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the six months ended June 30, 2022 or 2021.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the six months ended June 30, 2022 and the year ended December 31, 2021 is as follows:

	2022	2021
Balance, beginning of period	$958,662	$909,538
Liabilities incurred	7,467	10,826
Liabilities reduced due to settlements	—	(626)
Accretion expense	20,608	38,924
Balance, end of period	$986,737	$958,662

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (“MOC”) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the six months ended June 30, 2022 or 2021. The Partnership cannot ensure that such losses will not occur in the future.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $895,915 at June 30, 2022.

During the six months ended June 30, 2022, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $2,341,027 as compared to $748,234 for the six months ended June 30, 2021. Since inception, the Partnership has made distributions of $77,100,340, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2022 as compared to the three months ended June 30, 2021:

	Three Months Ended June 30,
	2022	2021
Oil sales	$1,134,310	$611,050
Barrels produced	10,765	9,654
Average price/bbl	$105.37	$63.30

Natural gas sales	$544,535	$237,180
Mcf produced	70,294	64,729
Average price/mcf	$7.75	$3.66

Oil and natural gas revenues. Oil and natural gas sales increased by $830,615, a 97.9% increase, for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Of this increase, $406,194 and $264,246 were due to increases in the average price of oil and natural gas sold, respectively. The average price rose to $105.37 from $63.30 per barrel (bbl) of oil and to $7.75 from $3.66 per thousand cubic feet (mcf) of natural gas for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Also contributing to the increase in revenue were increases of $117,066 and $43,109 from increases in the volumes of oil and natural gas sold, respectively. The volume of oil sold increased by 1,111 bbls and the volume of natural gas sold increased by 5,565 mcf for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021. This was in part due to receiving interests from payouts in four wells during the three months ended June 30, 2022.

Lease operations. Lease operating expense during the three months ended June 30, 2022 increased to $262,461 from $182,270 for the three months ended June 30, 2021 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes increased to $130,862 for the three months ended June 30, 2022 from $61,417 for the three months ended June 30, 2021. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2022 rose to $78,290 from $54,488 for the three months ended June 30, 2021 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended June 30, 2022 decreased to $48,507 from $50,084 for the three months ended June 30, 2021 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

Results of Operations

For the six months ended June 30, 2022 as compared to the six months ended June 30, 2021:

	Six Months Ended June 30,
	2022	2021
Oil sales	$2,190,622	$1,030,016
Barrels produced	22,255	17,618
Average price/bbl	$98.43	$58.46

Natural gas sales	$1,025,274	$511,016
Mcf produced	134,409	111,120
Average price/mcf	$7.63	$4.60

Oil and natural gas revenues. Oil and natural gas sales increased by $1,674,864, a 108.7% increase, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Of this increase, $704,173 and $336,609 were due to increases in the average price of oil and natural gas sold, respectively. The average price rose to $98.43 from $58.46 per barrel (bbl) of oil and to $7.63 from $4.60 per thousand cubic feet (mcf) of natural gas for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

Also contributing to the increase in revenue were increases of $456,433 and $177,649 from increases in the volumes of oil and natural gas sold, respectively. The volume of oil sold increased by 4,637 bbls and the volume of natural gas sold increased by 23,289 mcf for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This was in part due to receiving interests from payouts in nine wells during the six months ended June 30, 2022.

Lease operations. Lease operating expense during the six months ended June 30, 2022 increased to $489,817 from $386,438 for the six months ended June 30, 2021 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes increased to $253,812 for the six months ended June 30, 2022 from $110,957 for the six months ended June 30, 2021. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2022 rose to $173,046 from $80,752 for the six months ended June 30, 2021 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the six months ended June 30, 2022 increased to $104,639 from $91,154 for the six months ended June 30, 2021 due to an increase in production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2022, a 10% change in the price received for oil and natural gas production would have had an approximate $322,000 impact on revenue.

 3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended June 30, 2022, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 15, 2022

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.