Form 10-Q
period 2022-09-30
Mewbourne Energy Partners 10-A, L.P.
filed 2022-11-14
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

A Not Applicable

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

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS

Cash	$118,804	$116,521
Accounts receivable, affiliate	1,234,051	1,061,099
Prepaid state taxes	6,769	1,000
Total current assets	1,359,624	1,178,620

Oil and gas properties at cost, full-cost method	69,589,069	69,567,505
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(66,893,660)	(66,745,536)
	2,695,409	2,821,969

Total assets	$4,055,033	$4,000,589

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$290,463	$220,556
Total current liabilities	290,463	220,556

Asset retirement obligation	986,921	958,662
Total liabilities	1,277,384	1,179,218

Partners’ capital	2,777,649	2,821,371

Total liabilities and partners’ capital	$4,055,033	$4,000,589

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Oil sales	$1,341,549	$1,567,144	$3,532,171	$2,597,160
Natural gas sales	714,640	735,829	1,739,914	1,246,845
Total revenues	2,056,189	2,302,973	5,272,085	3,844,005

Expenses:
Lease operating expense	318,394	194,530	808,211	580,968
Production taxes	164,157	182,808	417,969	293,765
Administrative and general expense	81,412	54,645	254,458	135,397
Depreciation, depletion, and amortization	58,699	91,296	163,338	182,450
Asset retirement obligation accretion	10,196	9,755	30,804	29,163
Total expenses	632,858	533,034	1,674,780	1,221,743

Net income	$1,423,331	$1,769,939	$3,597,305	$2,622,262

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$2,654,318	$2,438,523	$2,821,371	$2,334,434

Cash distributions	(1,300,000)	(575,000)	(3,641,027)	(1,323,234)
Net income	1,423,331	1,769,939	3,597,305	2,622,262

Ending balance	$2,777,649	$3,633,462	$2,777,649	$3,633,462

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$3,597,305	$2,622,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	163,338	182,450
Asset retirement obligation accretion	30,804	29,163
Plugging and abandonment cost paid from asset retirement obligation	(18,806)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(172,952)	(1,609,575)
Prepaid state taxes	(5,769)	(1,308)
Accounts payable, affiliate	69,907	120,419
Net cash provided by operating activities	3,663,827	1,343,411

Cash flows from investing activities:
Operator credit received for oil and gas properties	—	482
Development of oil and gas properties	(20,517)	(3,102)
Net cash used in investing activities	(20,517)	(2,620)

Cash flows from financing activities:
Cash distributions to partners	(3,641,027)	(1,323,234)
Net cash used in financing activities	(3,641,027)	(1,323,234)

Net increase in cash	2,283	17,557
Cash, beginning of period	116,521	14,964

Cash, end of period	$118,804	$32,521

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$16,261	$8,087

Changes to oil and gas properties included in accounts payable, affiliate	$—	$928

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. As of September 30, 2022 and 2021, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the nine months ended September 30, 2022 or 2021.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the nine months ended September 30, 2022 and the year ended December 31, 2021 is as follows:

	2022	2021
Balance, beginning of period	$958,662	$909,538
Liabilities incurred	7,590	10,826
Liabilities reduced due to settlements and plugging and abandonments	(10,135)	(626)
Accretion expense	30,804	38,924
Balance, end of period	$986,921	$958,662

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (“MOC”) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the nine months ended September 30, 2022 or 2021. The Partnership cannot ensure that such losses will not occur in the future.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,069,161 as of September 30, 2022.

During the nine months ended September 30, 2022, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $3,641,027 as compared to $1,323,234 for the nine months ended September 30, 2021. Since inception, the Partnership has made distributions of $78,400,340, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2022 as compared to the three months ended September 30, 2021:

	Three Months Ended September 30,
	2022	2021
Oil sales	$1,341,549	$1,567,144
Barrels produced	13,661	23,003
Average price/bbl	$98.20	$68.13

Natural gas sales	$714,640	$735,829
Mcf produced	76,370	108,147
Average price/mcf	$9.36	$6.80

Oil and natural gas revenues. Oil and natural gas sales decreased by $246,784, a 10.7% decrease, for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Of this decrease in revenue were decreases of $917,411 and $297,356 from decreases in the volumes of oil and natural gas sold, respectively. The volume of oil sold decreased by 9,342 barrels (bbls) and the volume of natural gas sold decreased by 31,777 thousand cubic feet (mcf) for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

These decreases were partially offset by $691,816 and $276,167 from increases in the average price of oil and natural gas sold, respectively. The average price rose to $98.20 from $68.13 per bbl of oil and to $9.36 from $6.80 per mcf of natural gas for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Lease operations. Lease operating expense during the three months ended September 30, 2022 increased to $318,394 from $194,530 for the three months ended September 30, 2021 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes decreased to $164,157 for the three months ended September 30, 2022 from $182,808 for the three months ended September 30, 2021. This was due to lower overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2022 rose to $81,412 from $54,645 for the three months ended September 30, 2021 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended September 30, 2022 decreased to $58,699 from $91,296 for the three months ended September 30, 2021 due to a decrease in production and to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

Results of Operations

For the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021:

	Nine Months Ended September 30,
	2022	2021
Oil sales	$3,532,171	$2,597,160
Barrels produced	35,916	40,621
Average price/bbl	$98.35	$63.94

Natural gas sales	$1,739,914	$1,246,845
Mcf produced	210,779	219,267
Average price/mcf	$8.25	$5.69

Oil and natural gas revenues. Oil and natural gas sales increased by $1,428,080, a 37.2% increase, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Of this increase, $1,397,726 and $563,135 were due to increases in the average price of oil and natural gas sold, respectively. The average price rose to $98.35 from $63.94 per barrel (bbl) of oil and to $8.25 from $5.69 per thousand cubic feet (mcf) of natural gas for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Partially offsetting the increase in revenue were decreases of $462,715 and $70,066 from decreases in the volumes of oil and natural gas sold, respectively. The volume of oil sold decreased by 4,705 bbls and the volume of natural gas sold increased by 8,488 mcf for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Lease operations. Lease operating expense during the nine months ended September 30, 2022 increased to $808,211 from $580,968 for the nine months ended September 30, 2021 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes increased to $417,969 for the nine months ended September 30, 2022 from $293,765 for the nine months ended September 30, 2021. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2022 rose to $254,458 from $135,397 for the nine months ended September 30, 2021 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the nine months ended September 30, 2022 decreased to $163,338 from $182,450 for the nine months ended September 30, 2021 due to declines in oil and natural gas production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2022, a 10% change in the price received for oil and natural gas production would have had an approximate $527,000 impact on revenue.

 3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures as of September 30, 2022 are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended September 30, 2022, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: November 14, 2022

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.