Form 10-Q
period 2023-03-31
Mewbourne Energy Partners 10-A, L.P.
filed 2023-05-15
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1. Financial Statements

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

Cash	$138,776	$134,804
Accounts receivable, affiliate	658,894	705,494
Prepaid state taxes	10,872	8,154
Total current assets	808,542	848,452

Oil and gas properties at cost, full-cost method	69,580,896	69,584,926
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(66,959,606)	(66,933,389)
	2,621,290	2,651,537

Total assets	$3,429,832	$3,499,989

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$311,145	$171,177
Total current liabilities	311,145	171,177

Asset retirement obligation	998,502	992,432
Total liabilities	1,309,647	1,163,609

Partners' capital	2,120,185	2,336,380

Total liabilities and partners' capital	$3,429,832	$3,499,989

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Oil sales	$804,646	$1,056,312
Natural gas sales	228,955	480,739
Total revenues	1,033,601	1,537,051

Expenses:
Lease operating expense	323,363	227,356
Production taxes	80,046	122,950
Administrative and general expense	76,978	94,756
Depreciation, depletion, and amortization	42,180	56,132
Asset retirement obligation accretion	10,489	10,300
Total expenses	533,056	511,494

Net income	$500,545	$1,025,557

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Beginning balance	$2,336,380	$2,821,371

Cash distributions	(716,740)	(1,091,027)
Net income	500,545	1,025,557

Ending balance	$2,120,185	$2,755,901

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$500,545	$1,025,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	42,180	56,132
Asset retirement obligation accretion	10,489	10,300
Plugging and abandonment cost paid from asset retirement obligation	(15,963)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	46,600	(3,395)
Prepaid state taxes	(2,718)	(333)
Accounts payable, affiliate	139,885	103,753
Net cash provided by operating activities	721,018	1,192,014

Cash flows from investing activities:
Development of oil and gas properties	(306)	(18,924)
Net cash used in investing activities	(306)	(18,924)

Cash flows from financing activities:
Cash distributions to partners	(716,740)	(1,091,027)
Net cash used in financing activities	(716,740)	(1,091,027)

Net increase in cash	3,972	82,063
Cash, beginning of period	134,804	116,521

Cash, end of period	$138,776	$198,584

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$11,544	$6,660

Changes to oil and gas properties included in accounts payable, affiliate	$83	$14

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

2.	Summary of Significant Accounting Policies

Reference is hereby made to the financial statements within the Registrant’s Annual Report on Form 10-K for 2022, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies are also followed in preparing these financial statements within the quarterly report included herein.

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At March 31, 2023 and 2022, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the three months ended March 31, 2023 or 2022.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments. The standard changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The new standard replaces the existing incurred loss impairment methodology with a methodology that requires consideration of a broader range of reasonable and supportable forward-looking information to estimate all expected credit losses. The updated guidance is effective for the Partnership for annual and quarterly reporting periods beginning after December 15, 2022. The adoption of this guidance did not have a material impact on the Partnership’s financial statements or disclosures.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the three months ended March 31, 2023 and the year ended December 31, 2022 is as follows:

	2023	2022
Balance, beginning of period	$992,432	$958,662
Liabilities incurred	—	7,590
Liabilities reduced due to settlements and plugging and abandonments	(4,419)	(14,536)
Accretion expense	10,489	40,716
Balance, end of period	$998,502	$992,432

4.	Oil and Natural Gas Sales

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (“MOC”) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the three months ended March 31, 2023 or 2022. The Partnership cannot ensure that such losses will not occur in the future.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $497,397 at March 31, 2023.

During the three months ended March 31, 2023, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $716,740 as compared to $1,091,027 for the three months ended March 31, 2022. Since inception, the Partnership has made distributions of $80,218,413, inclusive of state tax payments.

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

Results of Operations

For the three months ended March 31, 2023 as compared to the three months ended March 31, 2022:

	Three Months Ended March 31,
	2023	2022
Oil sales	$804,646	$1,056,312
Barrels produced	10,951	11,490
Average price/bbl	$73.48	$91.93

Natural gas sales	$228,955	$480,739
Mcf produced	65,222	64,115
Average price/mcf	$3.51	$7.50

Oil and natural gas revenues. Oil and natural gas sales decreased by $503,450, a 33% decrease, for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Of this decrease, $212,062 and $255,670 were due to decreases in the average price of oil and natural gas sold, respectively. The average price fell to $73.48 from $91.93 per barrel (bbl) of oil and to $3.51 from $7.50 per thousand cubic feet (mcf) of natural gas for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Also contributing to the decrease in revenue of $39,604 from decreases in the volume of oil sold. The volume of oil sold decreased by 539 bbls for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Partially offsetting the decrease in revenue was an increase of $3,886 from increases of natural gas sold. The volume of the gas sold increased by 1,107 mcf of natural gas for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Lease operations. Lease operating expense during the three months ended March 31, 2023 increased to $323,363 from $227,356 for the three months ended March 31, 2022 due to more well repairs, workovers and overhead.

Production taxes. Production taxes decreased to $80,046 for the three months ended March 31, 2023 from $122,950 for the three months ended March 31, 2022. This was due to lower overall oil and natural gas revenue for the three months ended March 31, 2023.

Administrative and general expense. Administrative and general expense for the three months ended March 31, 2023 fell to $76,978 from $94,756 for the three months ended March 31, 2022 due to decreased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended March 31, 2023 decreased to $42,180 from $56,132 for the three months ended March 31, 2022 due to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions and cost ceiling write-downs.

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

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the three months ended March 31, 2023, a 10% change in the price received for oil and natural gas production would have had an approximate $103,000 impact on revenue.

3.	Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended March 31, 2023, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:  May 15, 2023

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.