Form 10-Q
period 2023-06-30
Mewbourne Energy Partners 10-A, L.P.
filed 2023-08-14
CIK 1491262

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to ________

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

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Cash	$57,019	$134,804
Accounts receivable, affiliate	1,852,002	705,494
Prepaid state taxes	14,128	8,154
Total current assets	1,923,149	848,452

Oil and gas properties at cost, full-cost method	69,545,324	69,584,926
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(67,052,305)	(66,933,389)
	2,493,019	2,651,537

Total assets	$4,416,168	$3,499,989

LIABILITIES AND PARTNERS’ CAPITAL

Accounts payable, affiliate	$364,289	$171,177
Total current liabilities	364,289	171,177

Asset retirement obligation	1,004,573	992,432
Total liabilities	1,368,862	1,163,609

Partners’ capital	3,047,306	2,336,380

Total liabilities and partners’ capital	$4,416,168	$3,499,989

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Oil sales	$1,986,589	$1,134,310	$2,791,235	$2,190,622
Natural gas sales	407,186	544,535	636,141	1,025,274
Total revenues	2,393,775	1,678,845	3,427,376	3,215,896

Expenses:
Lease operating expense	381,521	262,461	704,884	489,817
Production taxes	202,208	130,862	282,254	253,812
Administrative and general expense	99,967	78,290	176,945	173,046
Depreciation, depletion, and amortization	89,718	48,507	131,898	104,639
Asset retirement obligation accretion	10,503	10,308	20,992	20,608
Total expenses	783,917	530,428	1,316,973	1,041,922

Net income	$1,609,858	$1,148,417	$2,110,403	$2,173,974

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$2,120,185	$2,755,901	$2,336,380	$2,821,371

Cash distributions	(682,737)	(1,250,000)	(1,399,477)	(2,341,027)
Net income	1,609,858	1,148,417	2,110,403	2,173,974

Ending balance	$3,047,306	$2,654,318	$3,047,306	$2,654,318

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,110,403	$2,173,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	131,898	104,639
Asset retirement obligation accretion	20,992	20,608
Plugging and abandonment cost paid from asset retirement obligation	(18,328)	—
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(1,146,508)	38,868
Prepaid state taxes	(5,974)	(3,051)
Accounts payable, affiliate	182,992	(1,157)
Net cash provided by operating activities	1,275,475	2,333,881

Cash flows from investing activities:
Operator credit received for oil and gas properties	46,920	—
Development of oil and gas properties	(703)	(20,249)
Net cash provided by (used in) investing activities	46,217	(20,249)

Cash flows from financing activities:
Cash distributions to partners	(1,399,477)	(2,341,027)
Net cash used in financing activities	(1,399,477)	(2,341,027)

Net decrease in cash	(77,785)	(27,395)
Cash, beginning of period	134,804	116,521

Cash, end of period	$57,019	$89,126

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$9,477	$7,467

Changes to oil and gas properties included in payable, affiliate	$10,120	$94

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. At June 30, 2023 and 2022, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the six months ended June 30, 2023 or 2022.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the three months ended June 30, 2023 and the year ended December 31, 2022 is as follows:

	2023	2022
Balance, beginning of period	$992,432	$958,662
Liabilities incurred	914	7,590
Liabilities reduced due to settlements and plugging and abandonments	(9,765)	(14,536)
Accretion expense	20,992	40,716
Balance, end of period	$1,004,573	$992,432

4.	Oil and Natural Gas Sales

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (“MOC”) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the six months ended June 30, 2023 or 2022. The Partnership cannot ensure that such losses will not occur in the future.

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

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $1,558,860 at June 30, 2023.

During the six months ended June 30, 2023, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $1,399,477 as compared to $2,341,027 for the six months ended June 30, 2022. Since inception, the Partnership has made distributions of $80,901,150, inclusive of state tax payments.

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

Results of Operations

For the three months ended June 30, 2023 as compared to the three months ended June 30, 2022:

	Three Months Ended June 30,
	2023	2022
Oil sales	$1,986,589	$1,134,310
Barrels produced	27,147	10,765
Average price/bbl	$73.18	$105.37

Natural gas sales	$407,186	$544,535
Mcf produced	129,343	70,294
Average price/mcf	$3.15	$7.75

Oil and natural gas revenues. Oil and natural gas sales increased by $714,930, an 43% increase, for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Partially offsetting the increase in sales was a decrease of $346,539 and $323,242 in the average price of oil and natural gas sold, respectively. The average price fell to $73.18 from $105.37 per barrel (bbl) of oil and to $3.15 from $7.75 per thousand cubic feet (mcf) of natural gas for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

The increase in revenues of $1,198,818 and $185,893 were due to increases in the volumes of oil and natural gas sold, respectively. The volume of oil sold increased by 16,382 bbls and the volume of natural gas sold increased by 59,049 mcf for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022. This was in part due to receiving interests from payouts in four wells during the three months ended June 30, 2023.

Lease operations. Lease operating expense during the three months ended June 30, 2023 increased to $381,521 from $262,461 for the three months ended June 30, 2022 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes increased to $202,208 for the three months ended June 30, 2023 from $130,862 for the three months ended June 30, 2022. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended June 30, 2023 rose to $99,967 from $78,290 for the three months ended June 30, 2022 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended June 30, 2023 increased to $89,718 from $48,507 for the three months ended June 30, 2022 due to an increase in production.

Results of Operations

For the six months ended June 30, 2023 as compared to the six months ended June 30, 2022:

	Six Months Ended June 30,
	2023	2022
Oil sales	$2,791,235	$2,190,622
Barrels produced	38,098	22,255
Average price/bbl	$73.26	$98.43

Natural gas sales	$636,141	$1,025,274
Mcf produced	194,565	134,409
Average price/mcf	$3.27	$7.63

Oil and natural gas revenues. Oil and natural gas sales increased by $211,480, a 7% increase, for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Offsetting the increase in revenue was a decrease of $560,118 and $585,816 in the average price of oil and natural gas sold, respectively. The average price fell to $73.26 from $98.43 per barrel (bbl) of oil and to $3.27 from $7.63 per thousand cubic feet (mcf) of natural gas for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

The increase in revenues of $1,160,731 and $196,683 were due to increases in the volumes of oil and natural gas sold, respectively. The volume of oil sold increased by 15,843 bbls and the volume of natural gas sold increased by 60,156 mcf for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. This was in part due to receiving interests from payouts in four wells during the six months ended June 30, 2023.

Lease operations. Lease operating expense during the six months ended June 30, 2023 increased to $705,879 from $489,817 for the six months ended June 30, 2022 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes increased to $392,667 for the six months ended June 30, 2023 from $253,812 for the six months ended June 30, 2022. This was due to higher overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the six months ended June 30, 2023 rose to $176,945 from $173,046 for the six months ended June 30, 2022 due to increased administrative and general expenses allocable to the Partnership.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the six months ended June 30, 2023 increased to $131,898 from $104,639 for the six months ended June 30, 2022 due to an increase in production.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the six months ended June 30, 2023, a 10% change in the price received for oil and natural gas production would have had an approximate $343,000 impact on revenue.

 3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. For the quarter ended June 30, 2023, there have been no changes in MD’s internal controls or in other factors which have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date: August 14, 2023

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.