Form 10-Q
period 2023-09-30
Mewbourne Energy Partners 10-A, L.P.
filed 2023-11-14
CIK 1491262

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

Part I - Financial Information

Item 1.  Financial Statements

CONDENSED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

Cash	$237,494	$134,804
Accounts receivable, affiliate	806,100	705,494
Prepaid state taxes	17,385	8,154
Total current assets	1,060,979	848,452

Oil and gas properties at cost, full-cost method	69,555,311	69,584,926
Less accumulated depreciation, depletion, amortization and cost ceiling write-downs	(67,080,394)	(66,933,389)
	2,474,917	2,651,537

Total assets	$3,535,896	$3,499,989

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable, affiliate	$241,312	$171,177
Total current liabilities	241,312	171,177

Asset retirement obligation	1,015,076	992,432
Total liabilities	1,256,388	1,163,609

Partners' capital	2,279,508	2,336,380

Total liabilities and partners' capital	$3,535,896	$3,499,989

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Oil sales	$472,982	$1,341,549	$3,264,217	$3,532,171
Natural gas sales	121,492	714,640	757,633	1,739,914
Total revenues	594,474	2,056,189	4,021,850	5,272,085

Expenses:
Lease operating expense	300,124	318,394	1,005,008	808,211
Production taxes	41,717	164,157	323,971	417,969
Administrative and general expense	81,839	81,412	258,784	254,458
Depreciation, depletion, and amortization	28,089	58,699	159,987	163,338
Asset retirement obligation accretion	10,503	10,196	31,495	30,804
Total expenses	462,272	632,858	1,779,245	1,674,780

Net income	$132,202	$1,423,331	$2,242,605	$3,597,305

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

(Unaudited)

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Beginning balance	$3,047,306	$2,654,318	$2,336,380	$2,821,371

Cash distributions	(900,000)	(1,300,000)	(2,299,477)	(3,641,027)
Net income	132,202	1,423,331	2,242,605	3,597,305

Ending balance	$2,279,508	$2,777,649	$2,279,508	$2,777,649

The accompanying notes are an integral part of the financial statements.

MEWBOURNE ENERGY PARTNERS 10-A, L.P.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$2,242,605	$3,597,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, and amortization	159,987	163,338
Asset retirement obligation accretion	31,495	30,804
Plugging and abandonment cost paid from asset retirement obligation	(18,328)	(18,806)
Changes in operating assets and liabilities:
Accounts receivable, affiliate	(100,606)	(172,952)
Prepaid state taxes	(9,231)	(5,769)
Accounts payable, affiliate	69,571	69,907
Net cash provided by operating activities	2,375,493	3,663,827

Cash flows from investing activities:
Operator credit received for oil and gas properties	48,839	—
Development of oil and gas properties	(22,165)	(20,517)
Net cash provided by (used in) investing activities	26,674	(20,517)

Cash flows from financing activities:
Cash distributions to partners	(2,299,477)	(3,641,027)
Net cash used in financing activities	(2,299,477)	(3,641,027)

Net increase in cash	102,690	2,283
Cash, beginning of period	134,804	116,521

Cash, end of period	$237,494	$118,804

Supplemental Cash Flow Information:
Change to net oil & gas properties related to asset retirement obligation liabilities	$9,477	$16,261

Changes to oil and gas properties included in accounts payable, affiliate	$564	$—

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

Full Cost Accounting

The Partnership follows the full-cost method of accounting for its oil and natural gas activities. Under the full-cost method, all productive and non-productive costs incurred in the acquisition, exploration and development of oil and natural gas properties are capitalized. Depreciation, depletion and amortization of oil and natural gas properties subject to amortization is computed on the units-of-production method based on the proved reserves underlying the oil and natural gas properties. As of September 30, 2023 and 2022, all capitalized costs were subject to amortization. Proceeds from the sale or other disposition of properties are credited to the full cost pool. Gains and losses are not recognized unless such adjustments would significantly alter the relationship between capitalized costs and the proved oil and natural gas reserves. Capitalized costs are subject to a quarterly ceiling test that limits such costs to the aggregate of the present value of estimated future net cash flows of proved reserves, computed using the 12-month unweighted average of first-day-of the-month oil and natural gas prices, adjusted by a pricing differential associated with the particular property discounted at 10%, and the lower of cost or fair value of unproved properties. If unamortized costs capitalized exceed the ceiling, the excess is charged to expense in the period the excess occurs. There were no cost ceiling write-downs during the nine months ended September 30, 2023 or 2022.

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

A reconciliation of the Partnership’s liability for well plugging and abandonment costs as of and for the nine months ended September 30, 2023 and the year ended December 31, 2022 is as follows:

	2023	2022
Balance, beginning of period	$992,432	$958,662
Liabilities incurred	914	7,590
Liabilities reduced due to settlements and plugging and abandonments	(9,765)	(14,536)
Accretion expense	31,495	40,716
Balance, end of period	$1,015,076	$992,432

4.	Oil and Natural Gas Sales

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

Substantially all the Partnership’s accounts receivable result from oil and natural gas sales by Mewbourne Oil Company (“MOC”) to third parties in the oil and natural gas industry. This concentration of customers may impact the Partnership’s overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Partnership has not experienced significant credit losses on such receivables. No bad debt expense was recorded for the nine months ended September 30, 2023 or 2022. The Partnership cannot ensure that such losses will not occur in the future.

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

Additionally, the ongoing conflict and the continuation of, or any increase in the severity of, the conflict between Russia, Ukraine, and Israel has led and may continue to lead to an increase in the volatility of global oil and natural gas prices.

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

Additionally, the ongoing conflict and the continuation of, or any increase in the severity of, the conflict between Russia, Ukraine, and Israel has led and may continue to lead to an increase in the volatility of global oil and natural gas prices.

Future capital requirements and operations will be conducted with available funds generated from oil and natural gas activities. No bank borrowing is anticipated. The Partnership had net working capital of $819,667 as of September 30, 2023.

During the nine months ended September 30, 2023, the Partnership made cash distributions to the investor partners (including state tax payments for the benefit of investor partners) in the amount of $2,299,477 as compared to $3,641,027 for the nine months ended September 30, 2022. Since inception, the Partnership has made distributions of $81,801,150, inclusive of state tax payments.

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

Results of Operations

For the three months ended September 30, 2023 as compared to the three months ended September 30, 2022:

	Three Months Ended September 30,
	2023	2022
Oil sales	$472,982	$1,341,549
Barrels produced	5,664	13,661
Average price/bbl	$83.51	$98.20

Natural gas sales	$121,492	$714,640
Mcf produced	51,504	76.370
Average price/mcf	$2.36	$9.36

Oil and natural gas revenues. Oil and natural gas sales decreased by $1,461,715, a 71% decrease, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Of this decrease in revenue were decreases of $667,803 and $58,656 from decreases in the volumes of oil and natural gas sold, respectively. The volume of oil sold decreased by 7,997 barrels (bbls) and the volume of natural gas sold decreased by 24,866 thousand cubic feet (mcf) for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Also contributing to the decrease in revenue was $200,764 and $534,492 from decreases in the average price of oil and natural gas sold, respectively. The average price decreased to $83.51 from $98.20 per bbl of oil and to $2.36 from $9.36 per mcf of natural gas for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Lease operations. Lease operating expense during the three months ended September 30, 2023 decreased to $300,124 from $318,394 for the three months ended September 30, 2022 due to fewer well repairs, workovers, and overhead.

Production taxes. Production taxes decreased to $41,717 for the three months ended September 30, 2023 from $164,157 for the three months ended September 30, 2022. This was due to lower overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the three months ended September 30, 2023 rose to $81,839 from $81,412 for the three months ended September 30, 2022 due to increased accounting reporting and legal fees offsetting the decrease in revenue.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the three months ended September 30, 2023 decreased to $28,089 from $58,699 for the three months ended September 30, 2022 due to a decrease in production and to a lower net full cost pool resulting from prior period depreciation, depletion and amortization deductions.

Results of Operations

For the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022:

	Nine Months Ended September 30,
	2023	2022
Oil sales	$3,264,217	$3,532,171
Barrels produced	43,726	35,916
Average price/bbl	$74.59	$98.35

Natural gas sales	$757,633	$1,739,914
Mcf produced	246,069	210.779
Average price/mcf	$3.08	$8.25

Oil and natural gas revenues. Oil and natural gas sales decreased by $1,250,235, a 24% decrease, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Of this decrease, $853,189 and $1,090,937 were due to decreases in the average price of oil and natural gas sold, respectively. The average price fell to $74.59 from $98.35 per barrel (bbl) of oil and to $3.08 from $8.25 per thousand cubic feet (mcf) of natural gas for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Partially offsetting the decrease in revenue were increases of $585,235 and $108,656 from increases in the volumes of oil and natural gas sold, respectively. The volume of oil sold increased by 7,846 bbls and the volume of natural gas sold increased by 35,290 mcf for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Lease operations. Lease operating expense during the nine months ended September 30, 2023 increased to $1,005,008 from $808,211 for the nine months ended September 30, 2022 due to more well repairs, workovers, and overhead.

Production taxes. Production taxes decreased to $323,971 for the nine months ended September 30, 2023 from $417,969 for the nine months ended September 30, 2022. This was due to lower overall oil and natural gas revenue.

Administrative and general expense. Administrative and general expense for the nine months ended September 30, 2023 rose to $258,784 from $254,458 for the nine months ended September 30, 2022 due to increased accounting reporting and legal fees offsetting the decrease in revenue.

Depreciation, depletion, and amortization. Depreciation, depletion, and amortization for the nine months ended September 30, 2023 decreased to $159,987 from $163,338 for the nine months ended September 30, 2022 due to a decrease in third quarter DD&A rate.

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

2. Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership currently expects to sell a significant amount of its production from successful oil and natural gas wells on a month-to-month basis at market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and natural gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. For the nine months ended September 30, 2023, a 10% change in the price received for oil and natural gas production would have had an approximate $402,000 impact on revenue.

 3. Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4.	Disclosure Controls and Procedures

MD maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. The Company’s disclosure controls and procedures have been designed to ensure that: (i) information required to be disclosed by us in reports that we file or submit to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including MD’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow for accurate and timely decisions regarding required disclosure. No system of controls, no matter how well designed and operated, can provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that the system of controls has operated effectively in all cases.

MD’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of its disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, MD’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting as described below.

Material Weakness in Internal Control over Financing Reporting Existing as of September 30, 2023

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management concluded that a material weakness in internal control over financial reporting existed as of September 30, 2023 as management did not maintain effective controls over the financial close process. Specifically, management did not maintain appropriate evidence to support the timely operation of certain financial statement close process review controls.

This material weakness did not result in any material misstatement of our financial statements for the prior periods presented, but it could lead to a material misstatement of account balances or disclosures that may not be timely prevented or detected in the future. Accordingly, management has concluded that this deficiency constitutes a material weakness.

Remediation Plan for the Material Weakness

To remediate the identified material weakness, we will enhance the design of our financial statement close review controls to support timely review. This includes enhanced monitoring of control activities over the financial reporting close process.

The process of designing and maintaining effective internal control over financial reporting is a continuous effort that requires management to anticipate and react to changes in our business, economic and regulatory environments and to expend significant resources. As we continue to evaluate our internal control over financial reporting, we may take additional actions to remediate the material weakness or modify the remediation actions described above.

While we continue to devote significant time and attention to these remediation efforts, the material weakness will not be considered remediated until management completes the actions described above and the controls operate for a sufficient period of time, and management has concluded, through testing, that these controls are effective.

Changes in Internal Control over Financial Reporting

Other than the material weakness described above and the ongoing remediation of such material weakness, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

From time to time, the Registrant may be a party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, the Partnership does not expect these matters to have a material effect on its financial position or results of operations.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits filed herewith.

	31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

	32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

	101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.

(b)	Reports on Form 8-K
None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Mewbourne Energy Partners 10-A, L.P.

By:	Mewbourne Development Corporation
Managing General Partner

Date:     November 14, 2023

By:	/s/ J. Roe Buckley
J. Roe Buckley
Chairman of the Board Executive Vice President Chief Financial Officer

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification of CEO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following materials from the Partnership's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statement of Changes in Partners’ Capital, (iv) the Condensed Statements of Cash Flows, and (v) related notes.